Form 10-Q
period 1994-03-31
DR PEPPER BOTTLING COMPANY OF TEXAS; DR PEPPER BOTTLING HOLDINGS INC
filed 1994-05-16
CIK 843397, 843396

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                            -------------------

                                 FORM 10-Q


                               -------------




[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1994
                                                          --------------


                                     or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to
     ___________


             Commission file number:  33-56292-01 and 33-56292

                     DR PEPPER BOTTLING HOLDINGS, INC.
                    DR PEPPER BOTTLING COMPANY OF TEXAS

- - ---------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)

            Delaware                                  75-2275754
              Texas                                   75-2008278

- - --------------------------------           --------------------------------
 (State or Other Jurisdiction of            (I.R.S. Employer Identification
 Incorporation or Organization)                          No.)

             2304 Century Center Boulevard, Irving Texas 75062
                              (214) 579-1024
- - ---------------------------------------------------------------------------
  (Address, Including Zip Code, and Telephone Number, Including Area Code
                of Registrant's Principal Executive Offices)


- - ---------------------------------------------------------------------------
 (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                  Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  [x]   No  [_]


The number of shares outstanding of each of the issuers' classes of common stock as of March 31, 1994 was as follows: 13,642,168 shares of Class A Common Stock, par value $.01 per share, of Dr Pepper Bottling Holdings, Inc., and 100 shares of Common Stock, par value $.01 per share, of Dr Pepper Bottling Company of Texas.

                                     PART I

                              FINANCIAL INFORMATION


                                                                Page
                                                                ----

     Item 1.   Financial Statements                               3


     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations     21

                DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY

                      Consolidated Condensed Balance Sheets

                      March 31, 1994 and December 31, 1993
                                 (In thousands)

                                     ASSETS

                                             March 31,   December 31,
                                               1994          1993
                                            (Unaudited)
                                           -----------   ------------
      Current assets:
        Cash & cash equivalents                 $17,757       $16,955
        Accounts receivable
          Trade, less allowance for
          doubtful accounts of $401 in
          March 1994 and $305 in December
          1993                                   21,484        20,156
        Other                                     3,330         3,109
        Inventories                              13,224         9,806
        Prepaid expenses                          5,413         3,421
                                              ---------     ---------

            Total current assets                 61,208        53,447

      Property, plant and equipment, net         64,193        64,523

      Other assets at amortized cost:
        Goodwill and other intangible
        assets                                  115,299       116,668
        Debt issuance costs                      10,798        11,225
                                              ---------     ---------

      Total assets                             $251,498      $245,863
                                               ========      ========





     See accompanying notes to consolidated condensed financial statements.

                DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY

                      Consolidated Condensed Balance Sheets

                      March 31, 1994 and December 31, 1993
                    (In thousands, except per share amounts)

                      LIABILITIES AND STOCKHOLDERS' DEFICIT




						                                       March 31,   December 31,
                                               1994          1993
                                            (Unaudited)
                                            -----------  ------------
      Current liabilities:
         Accounts payable                     $28,956       $26,311
         Accrued expenses                      13,960        13,877
      Current maturities of long-term debt
        and obligations under capital
        leases (note 7)                        12,796        12,885
                                            ---------     ---------
          Total current liabilities            55,712        53,073

      Long-term debt and obligations under
        capital leases, less current
        maturities (note 7)                   308,232       306,149

      Cumulative redeemable senior
        exchangeable preferred stock, $.01
        par value.  Authorized 2,150
        shares; issued and outstanding
        1,318 shares in 1994; aggregate
        liquidation preference $32,950
        (note 10)                              30,565        29,635

      Stockholders' deficit (notes 3 and
      11):
      Class A common stock, $.01 par
        value. Authorized 20,000 shares;
        issued and outstanding 13,642 in
        1994                                      136           136
      Additional paid-in capital               14,383        14,383
      Consideration to continuing
        predecessor shareholders in excess
        of book value                         (33,948)      (33,948)
      Deficit                                (123,582)     (123,565)
                                             ---------     ---------

          Total stockholders' deficit        (143,011)     (142,994)
                                             ---------     ---------
          Total liabilities and
          stockholders' deficit              $251,498      $245,863
                                             ========      ========


     See accompanying notes to consolidated condensed financial statements.

                DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

               For the Three Months Ended March 31, 1994 and 1993
                    (In thousands, except per share amounts)
                                    UNAUDITED

                                           March 31,     March 31,
                                             1994          1993
                                        --------------  -----------

      Net sales                              $73,993      $69,876
      Cost of sales (note 12)                 45,645       42,520
                                           ---------     --------

      Gross profit                            28,348       27,356

      Operating expenses:
        Marketing expense                      1,481        1,563
        Administrative and general
        expenses                              14,994       13,929
        Depreciation (note 12)                 1,368        1,189
        Amortization of intangible
        assets                                 1,369        1,379
                                           ---------     --------

         Total operating expenses             19,212       18,060
                                           ---------     --------

      Operating profit                         9,136        9,296

      Other expense (income):
        Interest expense                       5,574        6,248
        Amortization of deferred debt
        issuance costs                           428          321
        Loss (gain) from disposition
        of assets                                 (2)          10
        Bond accretion                         2,248          963
        Other                                    (59)      (2,546)
                                           ----------    ---------

         Total other expense                   8,189        4,996
                                           ---------     --------

      Income before provision of
      income taxes                               947        4,300
      Provision for income taxes                 (35)
                                           ----------    --------

      Income before dividends on
        subsidiary's preferred stock
        and extraordinary item                   912        4,300

      Dividends on subsidiary's
      preferred stock                                       5,806
                                           ---------     --------

      Net income (loss) before
      extraordinary item                         912       (1,506)

      Extraordinary item - loss on
      recapitalization                                    (32,137)
                                           ---------     ---------

      Net income (loss)                         $912     ($33,643)
                                           =========     =========

      Profit (loss) per common share
        before extraordinary item              $0.00      ($0.11)

      Extraordinary item per share                         (2.41)
                                          ----------    ---------

      Profit (loss) per common share          $0.00      ($2.52)
      (note 14)                           ==========    =========



     See accompanying notes to consolidated condensed financial statements.

                                   DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY

                                        Consolidated Statement of Stockholders' Deficit
                                                        (In thousands)
                                                           UNAUDITED






                                                                                                  Consideration
                                                                                                  to continuing
                                                Common Stock                                      Predecessor
                                             -----------------     Additional                     stockholderss
                                                                    paid-in                       in excess of
                                              Shares     Amount     Capital        Deficit         book value        Totals
                                             --------   ------    -----------    -----------    ---------------    ---------
 Balance at December 31, 1993                   13,642   $136        $14,383      ($123,565)          ($33,948)    ($142,994)
   Accretion of preferred stock (note 10)                                               (47)                             (47)
   Preferred stock dividend                                                            (882)                            (882)
   Net profit                                                                           912                              912
                                                ------    ----        -------     ----------          ---------     ---------

 Balance at March 31, 1994                      13,642   $136        $14,383      ($123,582)          ($33,948)    ($143,011)
                                                ======   ====        =======     ===========          =========    ==========


                DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

               For the Three Months Ending March 31, 1994 and 1993
                                 (In thousands)
                                    UNAUDITED



                                                         March 31,      March 31,
                                                            1994           1993
                                                       --------------  ------------
       Cash flows from operating activities:
         Net profit (loss)                                     $912      ($33,643)
         Adjustments to reconcile net loss to net
          cash provided by operating activities:
          Loss on recapitalization                                         32,137
          Depreciation of property, plant and
          equipment                                           2,219         2,030
          Amortization of other assets                        1,797         1,700
          Subsidiary's preferred stock dividends                            5,806
          Accretion of discount on discount notes             2,248           963
          Loss (gain) on sale of assets                          (2)           10
          Changes in assets and liabilities:
            Accounts receivable                              (1,549)       (1,878)
            Inventories                                      (3,418)       (4,158)
            Prepaid assets                                   (1,992)       (1,124)
            Accounts payable                                  2,645           423
            Federal income tax                                   35
            Accrued expenses                                     48           480
                                                           --------     ---------

                  Total adjustments                           2,031        36,389
                                                           --------      --------

                  Net cash provided by operating
                  activities                                  2,943         2,746

       Cash flows from investing activities:
         Additions to property, plant and equipment          (1,973)       (2,385)
         Proceeds from sale of property, plant and
         equipment                                               86           117
                                                           --------     ---------

          Net cash used in investing activities              (1,887)       (2,268)

       Cash flows from financing activities:
         Debt issued                                                      287,798
         Deferred debt costs                                              (11,761)
         Payment of long-term debt                             (254)     (182,896)
         Payment of costs related to
         recapitalization                                                 (27,484)
         Preferred stock issued                                            27,577
         Preferred stock retired                                          (88,147)
         Payment of dividends on subsidiary's
         preferred stock                                                   (2,157)
         Warrant issued                                                     2,250
                                                           --------      --------

          Net cash provided (used) in financing
          activities                                           (254)        5,180

       Net increase in cash and cash equivalents                802         5,658

       Cash and cash equivalents at beginning of
       year                                                  16,955         8,008
                                                           --------      --------

       Cash and cash equivalents at end of period          $ 17,757      $ 13,666
                                                           ========      ========



     See accompanying notes to consolidated condensed financial statements.

                       DR PEPPER BOTTLING COMPANY OF TEXAS

                      Consolidated Condensed Balance Sheets

                      March 31, 1994 and December 31, 1993
                                 (In thousands)

                                     ASSETS



                                                    March 31,        December 31,
                                                       1994              1993
                                                   (Unaudited)
                                                ----------------   ---------------

       Current assets:
        Cash & cash equivalents                         $17,732           $16,930
        Accounts receivable
        Trade, less allowance for doubtful
         accounts of $401 in March 1994 and
         $305 in December 1993                           21,484            20,156
        Other                                             3,634             3,417
        Inventories                                      13,224             9,806
        Prepaid expenses                                  5,413             3,420
                                                       --------          --------
               Total current assets                      61,487            53,729

       Property, plant and equipment, net                64,193            64,523

       Other assets at amortized cost:
        Goodwill and other intangible assets            115,299           116,668
        Debt issuance costs                               7,909             8,255
                                                       --------          --------

       Total assets                                    $248,888          $243,175
                                                       ========          ========



                       DR PEPPER BOTTLING COMPANY OF TEXAS

                      Consolidated Condensed Balance Sheets

                      March 31, 1994 and December 31, 1993
                    (In thousands, except per share amounts)


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                        March 31,      December 31,
                                          1994             1993
                                       (Unaudited)
                                       -----------      ----------
     Current liabilities:
       Accounts payable                   $28,956           $26,311
       Accrued expenses                    13,959            13,876
       Current maturities of long-
         term debt and obligations
         under capital leases              12,796            12,885
                                       ----------        ----------

           Total current
           liabilities                     55,711            53,072

     Long-term debt and obligations
       under capital leases, less
       current maturities                 227,531           227,696

     Stockholders' deficit:
       Common stock, $.01 par
         value. Authorized 11,000
         shares; issued and
         outstanding .1 shares                  1                 1
       Additional paid-in capital
       (note 2)                           110,227           110,227
       Consideration to continuing
         predecessor shareholders
         in excess of book value          (33,948)          (33,948)
       Deficit                           (110,634)         (113,873)
                                        -----------        ----------

           Total stockholders'
           deficit                        (34,354)          (37,593)
                                        -----------        ----------

           Total liabilities and
           stockholders' deficit         $248,888          $243,175
                                        ===========        ==========

                       DR PEPPER BOTTLING COMPANY OF TEXAS

                            Statements of Operations

               For the Three Months Ended March 31, 1994 and 1993
                                 (In thousands)
                                    UNAUDITED

                                         March 31,      March 31,
                                             1994          1993
                                        -----------    ----------
     Net sales                              $73,993        $69,876
     Cost of sales                           45,644         42,520
                                            -------        -------

     Gross profit                            28,349         27,356

     Operating expenses:
       Marketing expense                      1,481          1,563
       Administrative and general            14,994         13,929
       expenses
       Depreciation                           1,368          1,189
       Amortization of intangible assets      1,369          1,379
                                            -------        -------

         Total operating expenses            19,212         18,060
                                            -------        -------


     Operating profit                         9,137          9,296

     Other expense (income):
       Interest expense                       5,574          6,242
       Amortization of deferred debt
       issuance costs                           346            294
       Loss (gain) from disposition of
       assets                                    (2)            10
       Other                                    (55)        (2,546)
                                             -------        -------

         Total other expense                  5,863          4,000
                                             -------        -------

     Income before provision of income
     taxes                                    3,274          5,296
     Provision for income taxes                 (35)
                                             -------        -------

     Income before extraordinary item         3,239          5,296
     Extraordinary item - loss on
     recapitalization                                      (32,137)
                                             -------        -------

     Net profit (loss)                       $3,239       ($26,841)
                                             =======       ========


                       DR PEPPER BOTTLING COMPANY OF TEXAS

                       Statement of Stockholders' Deficit

                                 (In thousands)
                                    UNAUDITED


                                                                                             Consideration
                                                                                              Predecessor
                                       Common Stock                                           stockholers
                                 ----------------------     Additional                          in excess
                                                               paid-in                             of
                                    Shares       Amount        Capital        Deficit         book value         Totals
                                 -----------    --------   -------------    ------------   ---------------    -----------
 Balance at December 31, 1993            0.1          $1     $110,227      ($113,873)          ($33,948)      ($37,593)
    Net profit                                                                  3,239                             3,239
                                        -----       ----      --------      ---------          --------         -------

 Balance at March 31, 1994               0.1          $1     $110,227       $110,634          ($33,948)       ($34,354)
                                        =====       =====    =========      ========          =========       =========



                       DR PEPPER BOTTLING COMPANY OF TEXAS

                            Statements of Cash Flows

               For the Three Months Ending March 31, 1994 and 1993
                                 (In thousands)
                                    UNAUDITED




                                                                  March 31,    March 31,
                                                                     1994         1993
                                                                 -----------  ----------
       Cash flows from operating activities:
          Net profit (loss)                                         $3,239    ($26,841)
          Adjustments to reconcile net loss to net cash
            provided by operating activities:
            Loss on recapitalization                                            32,137
            Depreciation of property, plant and equipment            2,219       2,030
            Amortization of other assets                             1,715       1,673
            Loss (gain) on sale of assets                               (2)         10
            Changes in assets and liabilities:
              Accounts receivable                                   (1,545)     (1,878)
              Inventories                                           (3,418)     (4,158)
              Prepaid assets                                        (1,993)     (1,644)
              Accounts payable                                       2,645         423
              Federal income tax                                        35
              Accrued expenses                                          48         480
                                                                  --------    --------


                 Total adjustments                                    (296)     29,073
                                                                   --------    --------


                 Net cash provided by operating activities           2,943       2,232

       Cash flows from investing activities:
          Additions to property, plant and equipment                (1,973)     (2,385)
          Proceeds from sale of property, plant and equipment           86         117
                                                                   --------    --------

                 Net cash used in investing activities              (1,887)     (2,268)

       Cash flows from financing activities:

          Debt issued                                                          216,685
          Deferred debt costs                                                   (8,569)
          Payment of long-term debt                                   (254)   (182,896)
          Payment of costs related to recapitalization                         (27,484)
		        Payment stock retired                                                (88,147)
          Additions to paid-in-capital related to recapitalization              98,237
          Payment of preferred stock dividend                                   (2,157)
                                                                   ---------   ----------
                 Net cash provided (used) in financing
                 activities                                          (254)       5,669
                                                                   --------    --------

       Net increase in cash and cash equivalents                       802       5,633
       Cash and cash equivalents at beginning of year               16,930       8,008
                                                                   --------    --------


       Cash and cash equivalents at end of period                  $17,732     $13,641
                                                                   ========    ========



                DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY

              Notes to Consolidated Condensed Financial Statements
                                    Unaudited
                                 March 31, 1994


     1.   GENERAL
          -------
          The accompanying consolidated balance sheets of Dr Pepper Bottling Holdings, Inc. ("Holdings") and its wholly owned subsidiary, Dr Pepper Bottling Company of Texas (the "Company" or "Subsidiary"), as of March 31, 1994, the related consolidated condensed statements of operations for the three months ended March 31, 1994 and 1993, the related consolidated condensed statements of stockholders' deficit for the three months ended March 31, 1994, and the related consolidated condensed statements of cash flows for the three months ended March 31, 1994 and 1993 are unaudited but, in the opinion of the Company and Holdings, reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Such financial statements are for interim periods and do not include all detail normally provided in annual financial statements and should be read in conjunction with the financial statements of the Company and Holdings, and notes thereto, included in the Prospectus of the Company and Holdings, dated April 18, 1994, relating to the Company's 10 1/4% Senior Notes due 2000 (the "Senior Notes") and Holdings' 11 5/8% Senior Discount Notes due 2003 (the "Discount Notes"), filed with the Securities and Exchange Commission (File Nos. 33-56292 and 33-56292-01, respectively) (the "Prospectus").

          Effective October 28, 1988, Holdings acquired all of the outstanding common stock of the Company (the "Acquisition") in a business combination accounted for as a purchase. As Holdings is essentially a holding company whose principal asset is its investment in the Company, all purchase adjustments have been recorded on the books of the Company. To the extent that the Acquisition included new investors, the Company adjusted property, plant and equipment to their estimated fair values as of the Acquisition date and retired related accumulated depreciation.

          Holdings, through its subsidiary, is principally engaged in producing, marketing and distributing carbonated soft drinks in Dallas/Fort Worth, Houston, Waco, and Galveston. Soft drink operations are conducted pursuant to franchise agreements with companies owning the rights to soft drink formulae.

     2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------
          (a)  Cash Equivalents

          Cash equivalents consist of highly liquid debt instruments with original maturities of three months or less.

          (b)  Inventories

          Inventories are stated at the lower of first-in, first-out (FIFO) cost or market.

          (c)  Property, Plant and Equipment

          Property, plant and equipment are stated at cost. For financial reporting purposes, depreciation is provided on the straight-line method over the estimated useful lives of the assets.

          Maintenance and repairs are charged to operations as incurred; renewals and betterments are capitalized and depreciated. The cost and accumulated depreciation of assets sold or disposed of are removed from the accounts. Resultant profit or loss on such transactions is credited or charged to earnings.

          (d)  Intangible Assets

          Excess of cost over fair market value of net assets of acquired business and costs of franchises are being amortized on a straight-line basis over 10 to 40 years.

          (e)  Other Assets

          Debt issuance costs incurred in connection with acquisitions and the recapitalization plan described below are deferred and will be amortized by the interest method over the terms of the related debt agreements (7 to 25 years). Covenants not to compete are amortized over the terms of the agreements (5 to 10 years).

          (f)  Marketing Expense

          Marketing costs include costs of advertising, marketing and promotional programs. Prepaid advertising consists of various marketing, media and advertising prepayments; these assets are expensed in the year used. Marketing costs, other than prepayments, are expensed in the year incurred.

     3.   RECAPITALIZATION PLAN
          ---------------------
          During the first quarter of 1993, the Company and Holdings completed a recapitalization plan (the "Recapitalization Plan") the purpose of which plan was to reduce the aggregate amount of interest expense and preferred stock dividend requirements. The Company recorded an extraordinary loss of approximately $32 million in connection with the early retirement of a total of $192.2 million principal payment amount of notes and debentures. The aggregate purchase price (including costs to extinguish the debt) of such indebtedness was $223.8 million, financed principally through newly issued debt and preferred stock. The Recapitalization Plan is described in more detail in notes 5, 6, 8, 9, and 10.

     4.   BUSINESS ACQUIRED
          -----------------
          On April 13, 1993, pursuing its operating strategy of acquiring contiguous bottling territories, the Company acquired all of the operating assets of Dr Pepper Bottling Company of Galveston, Inc. for $9 million in cash and $1 million payable over five years under a non-competition agreement.

     5.   1993 BANK CREDIT AGREEMENT
          --------------------------
          Pursuant to the Recapitalization Plan, on February 18, 1993, the Company entered into a credit agreement (the "1993 Bank Credit Agreement") with certain banks providing for (i) a term loan facility in the aggregate amount of $100 million and (ii) a revolving line of credit facility in the aggregate amount of $25 million.

          On March 22, 1993, as contemplated by the Recapitalization Plan, the Company borrowed $91.7 million under the term loan facility of the 1993 Bank Credit Agreement to redeem all of the then outstanding Senior Exchangeable Preferred Stock of the Company. As of December 31, 1993, the Company had no balance outstanding on the revolving line of credit facility of the 1993 Bank Credit Agreement. The facilities mature June 30, 1999.

          The 1993 Bank Credit Agreement contains customary restrictive covenants and requires the Company, among other things, to satisfy certain financial ratios and restrict investments, capital expenditures, additional debt and payments of dividends. Amounts owed under the 1993 Bank Credit Agreement are the direct obligations of the Company and are unconditionally guaranteed by Holdings.

     6.   SALE/LEASEBACK
          --------------
          As part of the Recapitalization Plan, on February 18, 1993, the Company entered into an amendment to the lease agreement entered into by the Company on June 30, 1989, in connection with the sale/leaseback of its Irving and Houston, Texas production facilities. The amendment to the lease agreement modified certain covenants contained therein, increased rent by $500,000 per annum, and eliminated the consumer price index adjustment to the rent scheduled to be effected on July 1, 1994. In connection with the amendment, Donaldson Lufkin & Jenrette Securities Corporation ("DLJ") obtained the right to sell the note (the "Landlord Note") held by the lender to the landlord under the lease agreement.

          The Landlord Note was sold on October 19, 1993 at a price of $17,698,500 (the "Sales Price") plus accrued interest of $95,985. DLJ received a commission of $176,985 in connection with such sale (1% of the Sales Price) and reimbursement of $94,472 for expenses incurred in connection with such sale, both of which were paid out of the proceeds from such sale. The remaining proceeds from such sale in excess of the principal amount of the Landlord Note plus accrued interest ($1,227,043) were paid to the Company and reflected as a reduction of the loss on recapitalization of debt.

          The present value of the increased rent payments was added to long term debt on the Company's and Holdings' balance sheets.

     7.   LONG-TERM DEBT
          --------------
          Long-term debt at March 31, 1994 and December 31, 1993 is summarized as follows:

                                                    (In thousands)
                                             Mar. 31,     Dec. 31,
                                               1994         1993
                                            ----------- -----------

            Facility borrowing under 1993
             Bank Credit Agreement              $86,111     $86,111
             Sale/leaseback borrowings, due
             in monthly installments of
             $333,167 through June 2014          27,329      27,475
           Capital lease obligations                 21          51
           Senior notes, due February 15,
             2000                               125,000     125,000
           Discount notes, due
             February 15, 2003                   80,701      78,453
           Covenant not to compete;
             liability at present value of
             payments                             1,866       1,944
                                              ---------   ---------

                                               $321,028    $319,034

           Less current portion                  12,796      12,885
                                              ---------   ---------


                                               $308,232    $306,149

     8.  SENIOR NOTES
         ------------
       As contemplated by the Recapitalization Plan, on February 18, 1993, the Company issued and sold $125,000,000 aggregate principal amount of Senior Notes. The Senior Notes bear interest at a rate of 10 1/4% per annum, payable semi-annually on February 15 and August 15 of each year, commencing August 15, 1993. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after February 16, 1998, at 101.708% of the principal amount thereof, plus accrued interest, if any, if redeemed during the twelve-month period beginning February 16, 1998, and thereafter at 100% of the principal amount thereof, plus accrued interest, if any, until maturity. In the event of a change in control of the Company or Holdings, the Company will be obligated to make an offer to purchase all outstanding Senior Notes at a redemption price of 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase.

       Under the terms of the indenture governing the Senior Notes, dividend payments on capital stock are restricted to the sum of (i) 50% of net income (or in the case of a net loss, 100% of the net loss) plus (ii) the proceeds from the issuance of capital stock, warrants or options plus (iii) $7.5 million.

     9.  DISCOUNT NOTES
         --------------
       As contemplated by the Recapitalization Plan, on February 18, 1993, Holdings issued and sold $125,000,000 aggregate principal amount of Discount Notes. The Discount Notes were issued at a substantial discount from their principal amount. Commencing

       February 16, 1998, interest will accrue until maturity on the Discount Notes at a rate of 11 5/8% per annum. Interest on the Discount Notes is payable semi-annually on February 15 and August 15 of each year, commencing August 15, 1998. The Discount Notes are redeemable, in whole or in part, at the option of Holdings, on or after February 16, 1998, at amounts decreasing from 104.359% of the principal amount thereof, plus accrued interest, at February 16, 1998 to 100% of the principal amount thereof, plus accrued interest, at February 16, 2001, until maturity. In the event of a change in control of Holdings, Holdings will be obligated to make an offer to purchase all outstanding Discount Notes at a redemption price of 101% of the accreted value thereof on any repurchase date prior to February 16, 1998, or 101% of the principal amount thereof plus accrued and unpaid interest to any repurchase date on or after February 16, 1998.

       Under the terms of the indenture governing the Discount Notes, dividend payments on capital stock are restricted to the sum of (i) 50% of net income (or in the case of a net loss, 100% of the net loss) plus (ii) the proceeds from the issuance of capital stock, warrants or options plus (iii) $7.5 million.

     10. HOLDINGS PREFERRED STOCK AND WARRANT
         ------------------------------------
       As part of the Recapitalization Plan, Holdings sold, for an aggregate purchase price of $30 million, 1,200,000 shares of redeemable senior cumulative exchangeable preferred stock, par value $.01 per share, of Holdings (the "Preferred Stock") and a warrant to purchase up to 15% of the common stock of Holdings on a fully diluted basis. The Company redeemed all of the outstanding Senior Exchangeable Preferred Stock of the Company, in accordance with the Recapitalization Plan.

       Each share of Preferred Stock has a liquidation preference of $25.00 per share, plus accrued and unpaid dividends. Dividends are payable quarterly at the rate of $2.75 per annum per share. Dividends on the Preferred Stock are cumulative and, at the option of Holdings, may be paid through the issuance of additional shares of Preferred Stock on each dividend payment date through April 1, 1998. The Preferred Stock is optionally redeemable, in whole or in part, at $25.00 per share, plus accrued and unpaid dividends thereon on or after April 1, 1998, provided that Holdings is also entitled to optionally redeem Preferred Stock with all or a portion of the proceeds from an initial offering of Holdings common stock consummated on or before the third anniversary of the issuance of the Preferred Stock.

       On each of April 1, 2005 and 2006, Holdings is required to redeem 25% of the number of shares of Preferred Stock that is outstanding as of March 31, 2005, at $25.00 per share. On April 1, 2007, Holdings must redeem the remaining shares of Preferred Stock then outstanding at $25.00 per share. Shares redeemed by Holdings prior to the mandatory redemption dates are credited toward the mandatory redemption requirements on a pro rata basis.

       The Preferred Stock is exchangeable, in whole or in part, at the option of Holdings on any dividend payment date for 11% Junior Subordinated Exchange Debentures due 2006 of Holdings (the "Holdings Exchange Debentures"). Each share of Preferred Stock will be exchanged for $25.00 in principal amount of Holdings Exchange Debentures in denominations of $1,000 or integral multiples thereof.

       Differences between the carrying value of the Preferred Stock and redemption price ($25.00 per share) will be recognized through adjustments in the carrying value prior to the mandatory redemption dates.

       Upon the occurrence of a change in control, at the election of the holders of the Preferred Stock, Holdings will be required to purchase for cash all shares of Preferred Stock at $25.25 per share, plus accrued and unpaid dividends to the date of repurchase.

     11. HOLDINGS COMMON STOCK
         ---------------------
       On November 1, 1993, pursuant to Holdings' Certificate of
       Incorporation, each share of Class B common stock outstanding was automatically converted to Class A common stock.

     12. DEPRECIATION EXPENSES
         ---------------------
       Depreciation expenses included in cost of goods sold and in administrative and general expenses are as follows:


                                                    (In thousands)
                                                   Three Mos. Ended
                                               ----------------------
                                                Mar. 31,    Mar. 31,
                                                    1994        1993
                                                --------    --------

      Cost of goods sold                         $   851      $  840
      Administrative and general expenses          1,368       1,190
                                                   -----       -----

      Total depreciation                          $2,219      $2,030


     13.  CHANGE IN ACCOUNTING PRINCIPLES - ACCOUNTING FOR INCOME
          -------------------------------------------------------
          TAXES  (DOLLAR AMOUNTS IN THOUSANDS)
          ------------------------------------
       In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Statement 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       Pursuant to the deferred method under APB Opinion 11, which was applied in 1992 and prior years, deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of the calculation. Under the deferred method, deferred taxes are not adjusted for subsequent changes in tax rates.

       Effective January 1, 1993, Holdings adopted Statement 109 and the cumulative effect of the change in accounting for income taxes was immaterial.

       The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1993 are presented below:

      Deferred tax assets:
        Net operating loss carryforwards                    $ 34,431
        Obligations under capital leases                       8,974
        Other                                                  1,961
                                                             --------

          Total gross deferred tax assets                   $ 45,366
        Less valuation allowance                            ( 37,904)
          Net deferred tax assets                           ---------
                                                               7,462
                                                            ---------

      Deferred tax liabilities:
        Plant and equipment, principally due to
        differences in depreciation                         ( 3,879)
        Intangible assets due to differences in
        amortization                                        ( 3,583)
          Total gross deferred liabilities                 ----------
          Net deferred tax assets (liabilities)             ( 7,462)
                                                           ----------
                                                            $       -
                                                           ==========



       For federal income tax purposes, the predecessor tax basis of assets and liabilities was retained following the Acquisition.

       At December 31, 1993, the Company has net operating loss carryforwards of approximately $98,000 which are available to offset future federal taxable income, if any, through 2008. At December 31, 1993, there were approximately $82,000 of net operating loss carryforwards available to offset future alternative minimum taxable income for federal income tax purposes. Net operating losses may not offset more than 90% of the Company's alternative minimum tax income.

       The valuation allowance increased $18,160 at December 31, 1993 as compared to January 1, 1993 when FAS 109 was adopted by Holdings. The increase is primarily related to an increase in net operating loss carryforwards during 1993.

       If the Company undergoes a more-than-50% ownership change within the meaning of section 382(g) of the Internal Revenue Code, then the Company will be limited in the use of its pre-ownership change net operating losses to offset future taxable income. A similar limitation would apply to any pre-ownership change tax credits. Also, to the extent that the taxable income of the company for any future year exceeds the sum of any net operating losses arising after the date of the ownership change plus the amount of the annual limitation on the pre-ownership change net operating losses, the Company would be required to pay federal income tax on such excess.

       Although a more-than-50% ownership change within the meaning of section 382(g) of the Internal Revenue Code occurred with respect to the Company in October of 1988, the Company has determined that the annual limitation under section 382 of the Code on its pre-October 1988 net operating losses should be adequate to permit the full use of those net operating losses against future taxable income of the Company. Furthermore, although there can be no assurance that the Internal Revenue Service would not take a different position, the Company believes that a more-than-50% ownership change within the meaning of section 382(g) of the Internal Revenue Code has not occurred with respect to the Company after October 1988.

     14. LOSS PER COMMON SHARE
         ---------------------
       The net income (loss) per share is computed by dividing net income
       (loss), adjusted for dividends on Holdings' preferred stock and accretion of preferred stock for the difference between the carrying value and liquidation preference, by the weighted average number of common shares outstanding during each period.

                                                  (In thousands,
                                            except per share amounts)
                                                  Three Mos. Ended
                                             ------------------------
                                               Mar. 31,      Mar. 31,
                                                   1994          1993
                                               --------      --------

      Net income (loss)                      $     912      $(33,643)
      Preferred stock dividends                   (882)
      Accretion of preferred stock                ( 47)
                                             ----------     ---------
                                             $    ( 17)     $(33,643)
                                                13,642        13,334
      Common shares outstanding              $     .00      $  (2.52)
      Profit (loss) per common share         ==========     =========


     15. NEW ACCOUNTING STANDARDS
         ------------------------
       In December 1990, the Financial Accounting Standards Board issued Statement 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("Statement 106") which is effective for fiscal years beginning after
       December 15, 1992. The Company and Holdings do not provide postretirement benefits and, therefore, the provisions of Statement 106 are not applicable.

       In November 1992, the Financial Accounting Standards Board issued Statement 112, "Employers' Accounting for Postemployment Benefits" ("Statement 112") which is effective for fiscal years beginning after December 15, 1993. The Company and Holdings do not provide postemployment benefits and, therefore, the provisions of Statement 112 are not applicable.

                DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1994
     General
     -------
     Case sales, the Company's primary measure of unit volume, refers to physical cases of beverages sold, including both premix (ready-to-serve products which are sold in tanks and converted to case sales on the basis of four cases per tank) and post-mix products (fountain syrups to which water and carbonation must be added and which are converted to case sales on the basis of one case per gallon.)

     Franchise case sales represent sales to retailers only. Contract case sales comprise sales, primarily of product in cans, to unaffiliated bottling companies that hold soft drink franchises and to a wholesaler of private label branded soft drink products. Contract sales may fluctuate significantly from year to year, and are made at relatively low prices and gross profit margins (historically representing approximately 16% of contract sales revenues) due to the competition for such sales, and are not a primary focus of management in determining the Company's business strategy. As a result, management believes that changes in franchise sales more accurately measure growth than changes in total net sales.

     The primary asset of Holdings is the common stock of the Company. Holdings conducts no business other than holding the common stock of the Company. As a result, net sales, cost of sales, operating expenses and operating profit are the same for the Company and Holdings.

     RESULTS OF OPERATIONS --THREE MONTHS ENDED MARCH 31, 1994
     ---------------------   ---------------------------------
               COMPARED TO THREE MONTHS ENDED
               ------------------------------
               MARCH 31, 1993
               --------------
     Net sales, excluding contract sales, for the three months ended March 31, 1994 increased to $69.0 million compared to $64.0 million for the same period in 1993. The increase was due to a 10.6% increase in franchise case sales, with growth attributable to the acquisition of the franchise territory of Dr Pepper Bottling Company of Galveston, Inc. ("Dr Pepper-Galveston") on April 13, 1993 (the "Galveston Acquisition") and to strong results from Dr Pepper and 7Up brands. Contract sales revenue for the three months ended March 31, 1994 decreased 15.0% from the same period in 1993 due primarily to the elimination of contract sales to Dr Pepper-Galveston. As a result of the foregoing, net sales for the three months ended March 31, 1994 increased 5.9% to $74.0 million compared to $69.9 million for the same period in 1993.

     Cost of sales for the three months ended March 31, 1994 increased to $45.6 million compared to $42.5 million for the same period in 1993. The increase was due primarily to an increase in franchise case sales as well as increases in the prices paid by the Company for certain raw materials, primarily concentrate and sweetener. Increases in concentrate costs were partially offset by cost decreases in other ingredients and materials including P.E.T. bottles and aluminum cans. As a percentage of net sales, cost of sales for the three months ended March 31, 1994 increased to 61.7% from 60.9% for the same period in 1993.

     Marketing expenses for the three months ended March 31, 1994 decreased to $1.5 million compared to $1.6 million for the same period in 1993. Marketing expenses represented approximately 2.0% of net sales in each period.

     Administrative and general expenses for the three months ended March 31, 1994 increased to $15.0 million compared to $13.9 million for the same period in 1993. The increase was due primarily to an increase of $.6 million in labor and employee benefit expenses, an increase of $.1 million in fleet expenses under a full service lease arrangement, an increase of $.2 million in full service expenses, and an increase of $.2 million in other expenses. Depreciation expense for the three months ended March 31, 1994 was $1.4 million compared to $1.2 million for the same period in 1993. Amortization of intangible assets was $1.4 million, unchanged from the same period in 1993.

     As a result of the above factors, operating profit for the three months ended March 31, 1994 decreased to $9.1 million, or 12.3% of net sales, compared to $9.3 million, or 13.3% of net sales, for the same period in 1993.

     Interest expense for the Company for the three months ended March 31, 1994 decreased to $5.6 million from $6.2 million for the same period in 1993 due to lower interest rates on indebtedness.

     Amortization of the Company's deferred debt issuance costs for the three months ended March 31, 1994 was $.3 million, unchanged from the same period in 1993.

     Other income for the Company for the three months ended March 31, 1994 was $55,000 compared to $2.5 million for the same period in 1993 due to the settlement for $2.5 million in 1993 of the Company's 1988 lawsuit against Del Monte Corporation for its refusal to consent to the acquisition of the Company by Holdings and the subsequent termination of the Company's license to produce and distribute Hawaiian Punch products.

     As a result of the above factors, the Company's income before extraordinary item for the three months ended March 31, 1994 was $3.3 million compared to an income of $5.3 million for the same period in 1993.

     Holdings' amortization of deferred debt issuance costs for the three months ended March 31, 1994 increased to $.4 million compared to $.3 million for the same period in 1993.

     Interest expense (including bond accretion on the Discount Notes) for Holdings for the three months ended March 31, 1994 increased to $7.8 million from $7.2 million for the same period in 1993. The increase was due to higher indebtedness as a result of the Recapitalization Plan, partially offset by lower interest rates on such indebtedness.

     As a result of the above factors, Holdings generated income before dividends on the Company's Senior Exchangeable Preferred Stock (the "Old Preferred Stock") and extraordinary item of $.9 million for the three months ended March 31, 1994, compared to income of $4.3 million for the same period in 1993. The net loss before extraordinary item for Holdings of $1.5 million for the three months ended March 31, 1993 reflects charges of $5.8 million relating to dividends on the Company's Old Preferred Stock. The Old Preferred Stock was classified as a minority interest for purposes of the financial statements of Holdings. Extraordinary loss for the three months ended March 31, 1993 amounted to $32.1 million, due to transactions contemplated by the Recapitalization Plan. There was no extraordinary item for the three months ended March 31, 1994. Holdings generated net income of $.9 million for the three months ended March 31, 1994, compared to a net loss of $33.6 million for the same period in 1993.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------
     Holdings conducts business through the Company and has no material operations of its own. The primary asset of Holdings is the common stock of the Company. Accordingly, Holdings is dependent on the cash flow of the Company to meet its obligations. Holdings has no material obligations other than those under the Discount Notes, the Preferred Stock and any exchange debentures of Holdings into which such stock becomes exchangeable, and certain contingent obligations under Holdings' guarantee of the Company's obligations under the 1993 Bank Credit Agreement. Holdings, though, is not expected to have any material need for cash until interest on the Discount Notes becomes payable in cash beginning August 15, 1998. The Discount Notes will mature in
     2003. The 1993 Bank Credit Agreement and the Senior Notes indenture impose significant restrictions on the payment of dividends and the making of loans by the Company to Holdings. However, the Senior Notes indenture allows the Company to pay dividends to Holdings in accordance with a specified formula if, after giving effect thereto, no event of default, or an event that with the passage of time or the giving of notice, or both, would constitute an event of default under the Senior Notes indenture shall have occurred and be continuing. In addition, the 1993 Bank Credit Agreement allows the Company to pay dividends to Holdings in an amount necessary to make cash interest payments on the Discount Notes, provided that no event of default exists or would be created under the 1993 Bank Credit Agreement.

     The Company remains highly leveraged following the consummation of the transactions contemplated by the Recapitalization Plan. The Company's principal use of funds in the future will be the payment of principal and interest under the 1993 Bank Credit Agreement and the Senior Notes. As of March 31, 1994, approximately $86.1 million was outstanding under the term loan facility of the 1993 Bank Credit Agreement. The Company will be required to repay the principal under such term loan facility as follows: $12.1 million in 1994, $13.8 million in 1995, $15.5 million in 1996, $17.2 million in each of 1997 and 1998 and $10.3 million in 1999, subject to reduction for mandatory and optional prepayments. In addition, the Company will be required to further retire the principal amount outstanding under the 1993 Bank Credit Agreement with Excess Cash Flow (as defined in the 1993 Bank Credit Agreement). It is expected that the Company's primary sources of financing for its future business activities will be funds from operations, together with additional borrowings under the revolving line of credit facility of the 1993 Bank Credit Agreement. Such revolving line of credit facility provides for revolving loans in an aggregate amount of up to $25 million with a $5 million sublimit for the issuance of letters of credit. The revolving line of credit facility of the 1993 Bank Credit Agreement will mature in 1999.

     Because the obligations under the 1993 Bank Credit Agreement bear interest at floating rates, the Company will be sensitive to changes in prevailing interest rates. As required by the 1993 Bank Credit Agreement, the Company entered into interest rate protection arrangements, expiring June 28, 1996, in an aggregate notional amount equal to $45 million, subject to reduction by $2 million at the end of each quarter starting with the quarter ending June 30, 1994.

     The Company had working capital of $5.5 million at March 31, 1994 compared to working capital of $0.7 million at December 31, 1993.

     Based on the Company's anticipated operating results, management believes that the Company's future operating activities will generate sufficient cash flows to repay borrowings under the term loan facility of the 1993 Bank Credit Agreement as they become due and payable. However, based on such anticipated operating results, management does not expect that the Company's future operating activities will generate sufficient cash flows to repay the Senior Notes and the Discount Notes at their respective maturities. Accordingly, the Company and Holdings expect that they will be required to refinance all or substantially all of the Senior Notes and the Discount Notes at their respective maturities or sell equity or assets to fund the repayment of all or substantially all of the Senior Notes and the Discount Notes at their respective maturities, or effect a combination of the foregoing. While the Company and Holdings believe that they will be able to refinance the Senior Notes and the Discount Notes at or prior to their respective maturities, or raise sufficient funds through equity or asset sales to repay such indebtedness, or effect a combination of the foregoing, there can be no assurance that such will be the case.

     The 1993 Bank Credit Agreement contains numerous financial and operating covenants and prohibitions that impose limitations on the liquidity of the Company, including requirements that the Company satisfy certain financial ratios and maintain certain specified levels of net worth, and limitations on the incurrence of additional indebtedness. The indentures governing the Senior Notes and the Discount Notes also contain covenants that impose limitations on the liquidity of the Company and Holdings, including a limitation on the incurrence of additional indebtedness. The ability of the Company and Holdings to meet their debt service requirements and to comply with such covenants will be dependent upon future operating performance and financial results of the Company, which will be subject to financial, economic, competitive and other factors affecting the Company, many of which are beyond its control.

     Management believes that its production facilities will be sufficient to meet anticipated unit growth for the next several years. Accordingly, management anticipates that capital expenditures in respect of such facilities will consist of expenditures to maintain operating efficiency. Capital expenditures will be required primarily for the Company's automobile and truck fleet, vending machines, and routine plant, bottling, and canning equipment additions or maintenance. During 1993 capital expenditures net of assets acquired in the Galveston Acquisition totaled $9.0 million. The Company anticipates that capital expenditures will total approximately $7.0 million to $7.25 million for each of the years 1994 through 1996.

                                     PART II

                                OTHER INFORMATION


     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits

           None.

         (b) Reports on Form 8-K

           No reports on Form 8-K were filed for the three months ended March 31, 1994.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



               DR PEPPER BOTTLING HOLDINGS, INC.
     -------------------------------------------




     Date:    5/  /94          /s/ Jim L. Turner
     --------------------     ------------------------------
                              J. L. Turner
                              Chaiamn of the Board/President



     Date:    5/  /94          /s/ C. Marvin Montgomery
           --------------     ------------------------------
                             C. Marvin Montgomery
                              Vice President - Finance and
                              Chief Financial Officer

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               DR PEPPER BOTTLING COMPANY OF TEXAS



     Date:    5/16/94          /s/ Jim L. Turner
           --------------     ------------------------------
                              J. L. Turner
                              Chaiamn of the Board/President



     Date:    5/16/94          /s/ C. Marvin Montgomery
           --------------     ------------------------------
                             C. Marvin Montgomery
                              Vice President - Finance and
                              Chief Financial Officer



















































     DAFS03...:\65\42265\0001\7379\FRM51294.P50