Form 10-Q
period 1994-06-30
DR PEPPER BOTTLING COMPANY OF TEXAS; DR PEPPER BOTTLING HOLDINGS INC
filed 1994-08-15
CIK 843397, 843396

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                            -------------------


                                 FORM 10-Q

                               -------------





[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1994_
                                     or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to
     ___________

             Commission file number:  33-56292-01 and 33-56292


                     DR PEPPER BOTTLING HOLDINGS, INC.
                    DR PEPPER BOTTLING COMPANY OF TEXAS
- - - ---------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)

            Delaware                                  75-2275754
              Texas                                   75-2008278
- - - --------------------------------           --------------------------------
 (State or Other Jurisdiction of            (I.R.S. Employer Identification
 Incorporation or Organization)                          No.)

                         2304 Century Center Blvd.
                            Irving, Texas  75062
                               (214) 579-1024
- - - ---------------------------------------------------------------------------
  (Address, Including Zip Code, and Telephone Number, Including Area Code
                of Registrant's Principal Executive Offices)


- - - ---------------------------------------------------------------------------
 (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                  Report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  [x]   No  [_]

The number of shares outstanding of each of the issuers' classes of common stock as of June 30, 1994 was as follows: 13,642,168 shares of Class A Common Stock, par value $.01 per share, of Dr Pepper Bottling Holdings, Inc., and 100 shares of Common Stock, par value $.01 per share, of Dr Pepper Bottling Company of Texas.

                                     PART I

                              FINANCIAL INFORMATION



                                                                       Page
                                                                       ----
     Item 1.   Financial Statements                                      3

     Item 2.   Management's Discussion and Analysis of                  23
               Financial Condition and Results of Operations

                DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY

                      Consolidated Condensed Balance Sheets

                       June 30, 1994 and December 31, 1993
                                 (In thousands)


                                     ASSETS



                                                           June 30
                                                            1994       December 31,
                                                         (Unaudited)       1993
                                                        -------------  ------------
       Current assets:
         Cash & cash equivalents                            $ 18,712      $ 16,955
         Accounts receivable
            Trade, less allowance for doubtful
            accounts of $461 in June 1994 and $305 in
            December 1993                                     25,121        20,156
         Other                                                 4,587         3,109
         Inventories                                          13,718         9,806
         Prepaid expenses                                      5,092         3,421
                                                            --------      --------

              Total current assets                            67,230        53,447

       Property, plant and equipment, net                     66,456        64,523

       Other assets at amortized cost:
         Goodwill and other intangible assets                114,011       116,668
         Debt issuance costs                                  10,370        11,225
                                                            --------      --------


         Total assets                                       $258,067      $245,863
                                                            ========      ========



          See accompanying notes to consolidated condensed financial statements.

                DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY

                      Consolidated Condensed Balance Sheets

                       June 30, 1994 and December 31, 1993
                    (In thousands, except per share amounts)


                      LIABILITIES AND STOCKHOLDERS' DEFICIT



                                                           June 30
                                                            1994       December 31,
                                                         (Unaudited)       1993
                                                        -------------  ------------
       Current liabilities:
         Accounts payable                                  $  36,111     $  26,311
         Accrued expenses                                     19,639        13,877
         Current maturities of long-term debt and
         obligations under capital leases (note 7)
                                                              12,830        12,885
                                                            --------      --------

              Total current liabilities                       68,580        53,073

       Long-term debt and obligations under capital
         leases, less current maturities (note 7)            299,840       306,149

       Cumulative redeemable senior exchangeable
         preferred stock, $.01 par value.  Authorized
         2,150 shares; issued and outstanding 1,355
         shares in 1994 and 1,283 shares in 1993;
         aggregate liquidation preference $33,868
         (note 10)                                            31,519        29,635

       Stockholders' deficit (notes 3 and 11):
         Class A common stock, $.01 par value.
            Authorized 20,000 shares; issued and
            outstanding 13,642 in 1994 and 1993                  136           136
         Additional paid-in capital                           14,383        14,383
         Consideration to continuing predecessor
            shareholders in excess of book value             (33,948)      (33,948)
         Deficit                                            (122,443)     (123,565)
                                                           ---------     ---------

              Total stockholders' deficit                   (141,872)     (142,994)
                                                           ---------     ---------


              Total liabilities and stockholders'
              deficit                                      $ 258,067     $ 245,863
                                                           =========     =========



          See accompanying notes to consolidated condensed financial statements.

                DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

        For the Three Months and Six Months Ended June 30, 1994 and 1993
                    (In thousands, except per share amounts)

                                    UNAUDITED

                                       Three Months
                                    --------------
                                          Ended          Six Months Ended
                                    -----------------    ----------------

                                    June 30,  June 30,  June 30, June 30,
                                      1994      1993      1994     1993
                                    --------  --------  -------- --------

      Net sales                     $86,776   $81,137  $160,769 $151,013
      Cost of sales (note 12)        55,546    50,493   101,191   93,013
                                   --------  --------  -------- --------

      Gross profit                   31,230    30,644    59,578   58,000

      Operating expenses:
        Marketing expenses            1,993     1,860     3,474    3,423
        Administrative and general
           expenses                  16,153    15,129    31,147   29,058
        Depreciation (note 12)        1,440     1,254     2,808    2,443
        Amortization of intangible
           assets                     1,288     1,437     2,657    2,816
                                   --------  --------  -------- --------

             Total operating
             expenses                20,874    19,680    40,086   37,740
                                    -------   -------   -------  -------

      Operating profit               10,356    10,964    19,492   20,260

      Other expense (income):
        Interest expense              5,587     5,946    11,161   12,194
        Amortization of deferred
           debt issuance costs          428       431       856      752
        Loss (gain) from
           disposition of assets                   41        (1)      51
        Bond accretion                2,312     2,067     4,560    3,030
        Other                           (99)      (13)     (160)  (2,559)
                                   --------  --------  -------- --------

           Total other expense        8,228     8,472    16,416   13,468
                                   --------  --------  -------- --------

      Income before provision of
        income taxes                  2,128     2,492     3,076    6,792
      Provision for income taxes         35                  70
                                    -------  --------   ------- --------

      Net income before dividends
        on subsidiary's preferred
        stock and extraordinary
        item                          2,093     2,492     3,006    6,792
      Dividends on subsidiary's
        preferred stock                                            5,806
                                   --------  --------  -------- --------


      Net income (loss) before
        extraordinary item            2,093     2,492     3,006      986
      Extraordinary item - loss on
        recapitalization                         (183)           (32,320)
                                   --------  --------  -----------------

      Net income (loss)            $  2,093  $  2,309  $  3,006 ($31,334)
                                   ========  ========  ======== ========

      Profit (loss) per common
        share before extraordinary     0.08      0.15      0.08     0.04
        item
      Extraordinary item per share              (0.01)             (2.37)
                                    -------   -------   -------  -------

      Profit (loss) per common
        share (note 14)               $0.08     $0.14     $0.08   ($2.33)
                                    =======   =======   =======  =======


     See accompanying notes to consolidated condensed financial statements.




                DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY

                 Consolidated Statement of Stockholders' Deficit
                                 (In thousands)


                                    UNAUDITED





                                                                                                Consideration
                                                                                                to continuing
                                             Common Stock                                       Predecessor
                                       ----------------------     Additional                    stockholders
                                                                   paid-in                      in excess of
                                         Shares       Amount       capital        Deficit        book value         Totals
                                       ---------    ---------    ----------    -----------    --------------    ------------
 Balance at December 31, 1993             13,642         $136       $14,383      ($123,565)         ($33,948)      ($142,994)
   Accretion of preferred stock
   (note 10)                                                                           (47)                              (47)
   Preferred stock dividend                                                           (882)                             (882)
   Net profit                                                                          912                               912
                                        --------     --------      --------       --------          --------        --------

 Balance at March 31, 1994                13,642          136        14,383       (123,582)          (33,948)       (143,011)
   Accretion of preferred stock
   (note 10)                                                                           (47)                              (47)
   Preferred stock dividend                                                           (907)                             (907)
   Net profit                                                                        2,093                             2,093
                                        --------     --------      --------       --------          --------        --------

 Balance at June 30, 1994                 13,642         $136       $14,383      ($122,443)         ($33,948)      ($141,872)
                                        ========     ========      ========       ========          ========        ========



                DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                For the Six Months Ending June 30, 1994 and 1993
                                 (In thousands)


                                    UNAUDITED



                                                                 June 30,      June 30,
                                                                   1994          1993
                                                               ------------  ------------
       Cash flows from operating activities:
          Net profit (loss)                                         $3,006      ($31,334)
          Adjustments to reconcile net income (loss) to net
          cash
           provided by operating activities:
             Loss on recapitalization                                             32,320
                Depreciation of property, plant and equipment        4,503         4,171
             Amortization of other assets                            3,512         3,568
             Subsidiary's preferred stock dividends                                5,806
             Accretion of discount on discount notes                 4,560         3,030
             Loss (gain) on sale of assets                              (1)           51
             Changes in assets and liabilities:
                Accounts receivable                                 (6,443)       (1,059)
                Inventories                                         (3,912)       (4,216)
                Prepaid assets                                      (1,672)       (2,201)
                Accounts payable                                     9,800         2,733
                Accrued expenses                                     5,763         4,480
                                                                  --------      --------

                       Total adjustments                            16,110        48,683
                                                                  --------      --------


                       Net cash provided by operating
                       activities                                   19,116        17,349

       Cash flows from investing activities:
          Additions to property, plant and equipment                (6,920)       (4,514)
          Proceeds from sale of property, plant and equipment          485           212
          Cash paid for acquisition, net of cash acquired                         (9,000)
                                                                  --------      --------

             Net cash used in investing activities                  (6,435)      (13,302)

       Cash flows from financing activities:
          Debt issued                                                            287,798
          Deferred debt costs                                                    (11,977)
          Payment of long-term debt                                (10,924)     (183,712)
          Payment of costs related to recapitalization                           (27,667)
          Preferred stock issued                                                  27,555
          Preferred stock retired                                                (88,148)
          Payment of dividends on subsidiary's preferred
          stock                                                                   (2,156)
          Common stock issued                                                        278
          Warrant issued                                                           2,250
                                                                  --------      --------

             Net cash provided (used) in financing activities      (10,924)        4,221

       Net increase in cash and cash equivalents                     1,757         8,268

       Cash and cash equivalents at beginning of year               16,955         8,008
                                                                  --------      --------

       Cash and cash equivalents at end of period                  $18,712       $16,276
                                                                  ========      ========



             See accompanying notes to consolidated condensed financial statements.

                       DR PEPPER BOTTLING COMPANY OF TEXAS

                      Consolidated Condensed Balance Sheets

                       June 30, 1994 and December 31, 1993
                                 (In thousands)


                                     ASSETS



                                                           June 30
                                                            1994       December 31,
                                                         (Unaudited)       1993
                                                        -------------  ------------
       Current assets:
         Cash & cash equivalents                            $ 18,687      $ 16,930
         Accounts receivable
            Trade, less allowance for doubtful
            accounts of $461 in June 1994 and $305 in
            December 1993                                     25,121        20,156
         Other                                                 4,885         3,417
         Inventories                                          13,718         9,806
         Prepaid expenses                                      5,092         3,420
                                                            --------      --------

              Total current assets                            67,503        53,729

       Property, plant and equipment, net                     66,456        64,523

       Other assets at amortized cost:
         Goodwill and other intangible assets                114,011       116,668
         Debt issuance costs                                   7,563         8,255
                                                            --------      --------


         Total assets                                       $255,533      $243,175
                                                            ========      ========




                       DR PEPPER BOTTLING COMPANY OF TEXAS

                      Consolidated Condensed Balance Sheets

                       June 30, 1994 and December 31, 1993
                    (In thousands, except per share amounts)


                      LIABILITIES AND STOCKHOLDERS' DEFICIT



                                                           June 30
                                                            1994       December 31,
                                                         (Unaudited)       1993
                                                        -------------  ------------
       Current liabilities:
         Accounts payable                                  $  36,111     $  26,311
         Accrued expenses                                     19,639        13,876
            Current maturities of long-term debt and
            obligations under capital leases                  12,830        12,885
                                                            --------      --------

              Total current liabilities                       68,580        53,072

         Long-term debt and obligations under capital
         leases, less current maturities                     216,827       227,696

       Stockholders' deficit:
            Common stock, $.01 par value.  Authorized
            11,000 shares; issued and outstanding .1
            shares                                                 1             1
         Additional paid-in capital (note 2)                 110,227       110,227
            Consideration to continuing predecessor
            shareholders in excess of book value             (33,948)      (33,948)
         Deficit                                            (106,154)     (113,873)
                                                           ---------     ---------

              Total stockholders' deficit                    (29,874)      (37,593)
                                                           ---------     ---------

              Total liabilities and stockholders'
              deficit                                      $ 255,533     $ 243,175
                                                           =========     =========



                       DR PEPPER BOTTLING COMPANY OF TEXAS

                            Statements of Operations

        For the Three Months and Six Months Ended June 30, 1994 and 1993
                    (In thousands, except per share amounts)

                                    UNAUDITED



                                             Three Months Ended      Six Months Ended
                                            ---------------------  ---------------------

                                            June 30,    June 30,    June 30,   June 30,
                                              1994        1993        1994       1993
                                            ---------  ---------   ---------  ---------

       Net sales                             $86,776     $81,137   $160,769    $151,013
       Cost of sales                          55,546      50,493    101,191      93,013
                                            --------    --------   --------    --------


       Gross profit                           31,230      30,644     59,578      58,000

       Operating expenses:
          Marketing expenses                   1,993       1,860      3,474       3,423
             Administrative and general
             expenses                         16,153      15,129     31,147      29,058
          Depreciation                         1,440       1,254      2,808       2,443
             Amortization of intangible
             assets                            1,288       1,437      2,657       2,816
                                            --------    --------   --------    --------


                Total operating expenses      20,874      19,680     40,086      37,740
                                            --------    --------   --------    --------


       Operating profit                       10,356      10,964     19,492      20,260

       Other expense (income):
          Interest expense                     5,587       5,946     11,161      12,187
             Amortization of deferred
             debt issuance costs                 346         349        692         643
             Loss (gain) from disposition
             of assets                                        41         (1)         51
          Other                                  (92)        (12)      (149)     (2,558)
                                            --------    --------   --------    --------

             Total other expense               5,841       6,324     11,703      10,323
                                            --------    --------   --------    --------


          Income before provision of
          income taxes                         4,515       4,640      7,789       9,937
       Provision for income taxes                 35                    (70)
                                             -------    --------      ------   --------


       Net Income before extraordinary
       item                                    4,480       4,640      7,719       9,937


          Extraordinary item - loss on
          recapitalization                                  (183)               (32,320)
                                            --------    --------   --------    --------


          Net Income (loss)                   $4,480      $4,457     $7,719    ($22,383)
                                            ========    ========   ========   =========



                       DR PEPPER BOTTLING COMPANY OF TEXAS

                       Statement of Stockholders' Deficit
                                 (In thousands)


                                    UNAUDITED





                                                                                                Consideration
                                                                                                to continuing
                                             Common Stock                                        Predecessor
                                         ------------------      Additional                      stockholders
                                                                  paid-in                        in excess of
                                          Shares     Amount       capital         Deficit        book value         Totals
                                          -------    -------    ------------    ------------    --------------   ------------
 Balance at December 31, 1993                0.1         $1        $110,227       ($113,873)         ($33,948)       ($37,593)
   Net income                                                                         3,239                             3,239
                                          ------     ------        --------        --------         --------        --------

 Balance at March 31, 1994                   0.1          1         110,227        (110,634)          (33,948)        (34,354)
   Net income                                                                         4,480                             4,480
                                          ------     ------        --------        --------         --------        --------

 Balance at June 30, 1994                    0.1         $1        $110,227       ($106,154)         ($33,948)       ($29,874)
                                          ======     ======        ========        ========         ========         =======



                       DR PEPPER BOTTLING COMPANY OF TEXAS

                            Statements of Cash Flows

                For the Six Months Ending June 30, 1994 and 1993
                                 (In thousands)


                                    UNAUDITED



                                                                 June 30,      June 30,
                                                                   1994          1993
                                                                ------------  ------------
       Cash flows from operating activities:
          Net income (loss)                                         $7,719      ($22,383)
          Adjustments to reconcile net loss to net cash
           provided by operating activities:
             Loss on recapitalization                                             32,320
                Depreciation of property, plant and equipment        4,503         4,171
             Amortization of other assets                            3,349         3,459
             Loss (gain) on sale of assets                              (1)           51
             Changes in assets and liabilities:
                Accounts receivable                                 (6,443)       (1,059)
                Inventories                                         (3,912)       (4,216)
                Prepaid assets                                      (1,672)       (2,516)
                Accounts payable                                     9,800         2,733
                Accrued expenses                                     5,763         4,480
                                                                  --------      --------


                       Total adjustments                            11,397        39,423
                                                                  --------      --------


                       Net cash provided by operating
                       activities                                   19,116        17,040

       Cash flows from investing activities:
          Additions to property, plant and equipment                (6,920)       (4,514)
          Proceeds from sale of property, plant and equipment          485           212
          Cash paid for acquisition, net of cash acquired                         (9,000)
                                                                  --------      --------


             Net cash used in investing activities                  (6,435)      (13,302)

       Cash flows from financing activities:
          Debt issued                                                            216,685
          Deferred debt costs                                                     (8,733)
          Payment of long-term debt                                (10,924)     (183,712)
          Payment of costs related to recapitalization                           (27,667)
          Preferred stock retired                                                (88,148)
             Additions to paid-in-capital related to
             recapitalization                                                     98,236
          Payment of preferred stock divident                                     (2,156)
                                                                  --------      --------


             Net cash provided (used) in financing activities      (10,924)        4,505

       Net increase in cash and cash equivalents                     1,757         8,243


       Cash and cash equivalents at beginning of year               16,930         8,008
                                                                  --------      --------

       Cash and cash equivalents at end of period                  $18,687       $16,251
                                                                  ========      ========



                DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    UNAUDITED
                                  JUNE 30, 1994


     1.   GENERAL
          -------
        The accompanying consolidated balance sheets of Dr Pepper Bottling Holdings, Inc. ("Holdings") and its wholly owned subsidiary, Dr Pepper Bottling Company of Texas (the "Company" or "Subsidiary"), as of June 30, 1994, the related consolidated condensed statements of operations for the three months and six months ended June 30, 1994 and 1993, the related consolidated condensed statements of stockholders' deficit for the six months ended June 30, 1994, and the related consolidated condensed statements of cash flows for the six months ended June 30, 1994 and 1993 are unaudited but, in the opinion of the Company and Holdings, reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Such financial statements are for interim periods and do not include all detail normally provided in annual financial statements and should be read in conjunction with the financial statements of the Company and Holdings, and notes thereto, included in the Prospectus of the Company and Holdings, dated April 18, 1994, relating to the Company's 10 1/4% Senior Notes due 2000 (the "Senior Notes") and Holdings' 11 5/8% Senior Discount Notes due 2003 (the "Discount Notes"), filed with the Securities and Exchange Commission (File Nos. 33-56292 and 33-56292-01, respectively) (the "Prospectus").

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

        On March 22, 1993, as contemplated by the Recapitalization Plan, the Company borrowed $91.7 million under the term loan facility of the 1993 Bank Credit Agreement to redeem all of the then outstanding Senior Exchangeable Preferred Stock of the Company. As of June 30, 1994, the Company had no balance outstanding on the revolving line of credit facility of the 1993 Bank Credit Agreement. The facilities mature June 30, 1999.

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

     7.   LONG-TERM DEBT
          --------------
        Long-term debt at June 30, 1994 and December 31, 1993 is summarized as follows:



                                                     (In thousands)
                                                   June 30,  Dec. 31,
                                                     1994      1993
                                                  --------   --------

          Facility borrowing under 1993 Bank
               Credit Agreement                    $ 75,685  $ 86,111

          Sale/leaseback borrowings, due in
               monthly installments of $333,167
               through June 2014                     27,179    27,475
          Capital lease obligations                       7        51
          Senior notes,
               due February 15, 2000                125,000   125,000
          Discount notes,
               due February 15, 2003                 83,013    78,453
          Covenant not to compete; liability at
               present value of payments              1,786     1,944
                                                   --------  --------

                                                   $312,670  $319,034

          Less current portion                       12,830    12,885
                                                   --------  --------


                                                   $299,840  $306,149


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

     12.  DEPRECIATION EXPENSES
          ---------------------
        Depreciation expenses included in cost of goods sold and in administrative and general expenses are as follows:



                                            (In thousands)        (In thousands)
                                           Three Mos. Ended       Six Mos. Ended
                                          ------------------  --------------------

                                          June 30,  June 30,   June 30,   June 30,
                                            1994      1993       1994       1993
                                          --------  --------  ---------   ---------

            Cost of goods sold              $  845    $  888      $1,695     $1,728
            Administrative and general
              expenses                       1,440     1,254       2,808      2,443
                                            ------    ------      ------     ------

            Total depreciation              $2,285    $2,142      $4,503     $4,171


     13.  CHANGE IN ACCOUNTING PRINCIPLES - ACCOUNTING FOR INCOME TAXES
          -------------------------------------------------------------
          (DOLLAR AMOUNTS IN THOUSANDS)
          -----------------------------
        In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Statement 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

        The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1993 are presented below:

        Deferred tax assets:
           Net operating loss carryforwards                       $ 34,431
           Obligations under capital leases                          8,974
           Other                                                     1,961
                                                                  --------
             Total gross deferred tax assets                      $ 45,366
           Less valuation allowance                              (  37,904)
                                                                  --------
             Net deferred tax assets                                 7,462
                                                                  --------
        Deferred tax liabilities:
           Plant and equipment, principally due to
              differences in depreciation                        (   3,879)

             Intangible assets due to differences in
              amortization                                       (   3,583)
                                                                  --------
             Total gross deferred liabilities                    (   7,462)
                                                                  --------
             Net deferred tax assets (liabilities)                $      -
                                                                  ========
        For federal income tax purposes, the predecessor tax basis of assets and liabilities was retained following the Acquisition.

        At December 31, 1993, the Company has net operating loss carryforwards of approximately $98,000 which are available to offset future federal taxable income, if any, through 2008. At December 31, 1993, there were approximately $82,000 of net operating loss carryforwards available to offset future alternative minimum taxable income for federal income tax purposes. Net operating losses may not offset more than 90% of the Company's alternative minimum taxable income.

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



                                            (In thousands)        (In thousands)
                                           Three Mos. Ended       Six Mos. Ended
                                          ------------------  --------------------

                                          June 30,  June 30,   June 30,   June 30,
                                            1994      1993       1994       1993
                                          --------  --------  ---------   ---------

            Net income (loss)             $ 2,093   $ 2,309     $ 3,006   $(31,334)
            Preferred stock dividends        (907)     (385)     (1,789)      (385)
            Accretion of preferred
              stock                           (47)      --          (94)       --
                                          -------   -------     -------    -------

                                          $ 1,139   $ 1,924     $ 1,123   $(31,719)
            Common shares outstanding      13,642    13,642      13,642     13,642
            Profit (loss) per common
              shares                      $   .08   $   .14     $   .08   $  (2.33)
                                          =======   =======     =======   ========



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

                DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 1994

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

     RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 1994
     ---------------------    --------------------------------
               COMPARED TO THREE MONTHS ENDED JUNE 30,1993
               -------------------------------------------
     Net sales, excluding contract sales, for the three months ended June 30, 1994 increased to $79.3 million compared to $74.9 million for the same period in 1993. The increase was due to a 7.4% increase in franchise case sales, with growth attributable to strong results from Dr Pepper and 7Up brands. Contract sales revenue for the three months ended June 30, 1994 increased 20.0% from the same period in 1993 due to increased private label contract sales volume that more than offset a reduction in regular contract sales. As a result of the foregoing, net sales for the three months ended June 30, 1994 increased 7.0% to $86.8 million compared to $81.1 million for the same period in 1993.

     Cost of sales for the three months ended June 30, 1994 increased to $55.5 million compared to $50.5 million for the same period in 1993. The increase was due primarily to an increase in franchise case sales as well as increases in the prices paid by the Company for certain raw materials, primarily concentrate, sweetener, and plastic bottles. These increases costs were partially offset by reduced cost of aluminum cans. As a percentage of net sales, cost of sales for the three months ended June 30, 1994 increased to 64.0% from 62.2% for the same period in 1993.

     Marketing expenses for the three months ended June 30, 1994 increased to $2.0 million compared to $1.9 million for the same period in 1993. Marketing expenses represented approximately 2.0% of net sales in each period.

     Administrative and general expenses for the three months ended June 30, 1994 increased to $16.2 million compared to $15.1 million for the same period in 1993. The increase was due primarily to an increase of $.6 million in labor and employee benefit expenses, an increase of $.1 million in fleet expenses under a full service lease arrangement, an increase of $.1 million in full service commissions, and an increase of $.3 million in other expenses. Depreciation expense for the three months ended June 30, 1994 was $1.4 million compared to $1.3 million for the same period in 1993. Amortization of intangible assets decreased to $1.3 million from $1.4 million for the same period in 1993.

     As a result of the above factors, operating profit for the three months ended June 30, 1994 decreased to $10.4 million, or 11.9% of net sales, compared to $11.0 million, or 13.5% of net sales, for the same period in 1993.

     Interest expense for the Company for the three months ended June 30, 1994 decreased to $5.6 million from $5.9 million for the same period in 1993 due to reduction of debt and lower interest rates.

     Amortization of the Company's deferred debt issuance costs for the three months ended June 30, 1994 was $.3 million, unchanged from the same period in 1993.

     As a result of the above factors, the Company's income before extraordinary item for the three months ended June 30, 1994 was $4.5 million compared to $4.6 million for the same period in 1993.

     Holdings' amortization of deferred debt issuance costs for the three months ended June 30, 1994 was $.4 million, unchanged from the same period in 1993.

     Interest expense (including bond accretion on the Discount Notes) for Holdings for the three months ended June 30, 1994 decreased to $7.9 million from $8.0 million for the same period in 1993. The decrease was due to lower indebtedness.

     As a result of the above factors, Holdings generated income before extraordinary item of $2.1 million for the three months ended June 30, 1994 compared to $2.5 million for the same period in 1993. Extraordinary loss for the three months ended June 30, 1993 amounted to $.2 million, due to transactions contemplated by the Recapitalization Plan. There was no extraordinary item for the three months ended June 30, 1994. Holdings generated net income of $2.1 million for the three months ended June 30, 1994, compared to a net income of $2.3 million for the same period in 1993.

     RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 1994
     ---------------------    ------------------------------
               COMPARED TO SIX MONTHS ENDED JUNE 30, 1993
               ------------------------------------------
     Net sales, excluding contract sales, for the six months ended June 30, 1994 increased to $148.3 million compared to $138.9 million for the same period in 1993. The increase was due to an 8.9% increase in franchise case sales, with growth attributable to the acquisition of the franchise territory of Dr Pepper Bottling Company of Galveston, Inc. ("Dr Pepper-Galveston") on April 13, 1993 (the "Galveston Acquisition") and to strong results from Dr Pepper and 7Up brands. Contract sales revenue for the six months ended June 30, 1994 increased 3.0% from the same period in 1993 due to increased private label contract sales volume that more than offset a reduction in regular contract sales. As a result of the foregoing, net sales for the six months ended June 30, 1994 increased 6.5% to $160.8 million compared to $151.0 million for the same period in 1993.

     Cost of sales for the six months ended June 30, 1994 increased to $101.2 million compared to $93.0 million for the same period in 1993. The increase was due primarily to an increase in franchise case sales as well as increases in the prices paid by the Company for certain raw materials, primarily concentrate, sweetener, and plastic bottles. These increases in costs were partially offset by reduced cost of aluminum cans. As a percentage of net sales, cost of sales for the six months ended June 30, 1994 increased to 62.9% from 61.6% for the same period in 1993.

     Marketing expenses for the six months ended June 30, 1994 increased to $3.5 million compared to $3.4 million for the same period in 1993. Marketing expenses represented approximately 2.0% of net sales in each period.

     Administrative and general expenses for the six months ended June 30, 1994 increased to $31.1 million compared to $29.1 million for the same period in 1993. The increase was due primarily to an increase of $1.2 million in labor and employee benefit expenses, an increase of $.2 million in fleet expenses under a full service lease arrangement, an increase of $.4 million in full service commissions, and an increase of $.2 million in other expenses. Depreciation expense for the six months ended June 30, 1994 was $2.8 million compared to $2.4 million for the same period in 1993. Amortization of intangible assets was $2.7 million compared to $2.8 million for the same period in 1993.

     As a result of the above factors, operating profit for the six months ended June 30, 1994 decreased to $19.5 million, or 12.1% of net sales, compared to $20.3 million, or 13.4% of net sales, for the same period in 1993.

     Interest expense for the Company for the six months ended June 30, 1994 decreased to $11.2 million from $12.2 million for the same period in 1993 due to reduction of debt and lower interest rates.

     Amortization of the Company's deferred debt issuance costs for the six months ended June 30, 1994 was $.7 million compared to $.6 million for the same period in 1993.

     Other income for the Company for the six months ended June 30, 1994 was $.1 million compared to $2.6 million for the same period in 1993. The 1993 amount included $2.5 million paid to the Company in settlement of its 1988 lawsuit against Del Monte Corporation for their refusal to consent to the acquisition of the Company by Holdings and the subsequent termination of the Company's license to produce and distribute Hawaiian Punch products.

     As a result of the above factors, the Company's income before extraordinary item for the six months ended June 30, 1994 was $7.8 million compared to an income of $9.9 million for the same period in 1993.

     Holdings' amortization of deferred debt issuance costs for the six months ended June 30, 1994 increased to $.9 million compared to $.8 million for the same period in 1993.

     Interest expense (including bond accretion on the Discount Notes) for Holdings for the six months ended June 30, 1994 increased to $15.7 million from $15.2 million for the same period in 1993. The increase was due to higher indebtedness initially, as a result of the Recapitalization Plan, partially offset by lower interest rates on such indebtedness.

     As a result of the above factors, Holdings generated income before dividends on the Company's Senior Exchangeable Preferred Stock (the "Old Preferred Stock") and extraordinary item of $3.0 million for the six months ended June 30, 1994, compared to $6.8 million for the same period in 1993. The net income before extraordinary item for Holdings of $1.0 million for the six months ended June 30, 1993 reflects charges of $5.8 million relating to dividends on the Company's Old Preferred Stock. The Old Preferred Stock was classified as a minority interest for purposes of the financial statements of Holdings. Extraordinary loss for the six months ended June 30, 1993 amounted to $32.3 million, due to transactions contemplated by the Recapitalization Plan. There was no extraordinary item for the six months ended June 30, 1994. Holdings generated net income of $3.0 million for the six months ended June 30, 1994, compared to a net loss of $31.3 million for the same period in 1993.

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

     The Company remains highly leveraged following the consummation of the transactions contemplated by the Recapitalization Plan. The Company's principal use of funds in the future will be the payment of principal and interest under the 1993 Bank Credit Agreement and the Senior Notes. As of June 30, 1994, approximately $75.7 million was outstanding under the term loan facility of the 1993 Bank Credit Agreement. The Company will be required to repay the principal under such term loan facility as follows: $6.6 million during the last six months of 1994, $13.8 million in 1995, $15.5 million in 1996, $17.2 million in each of 1997 and 1998 and $10.3 million in 1999, subject to reduction for mandatory and optional prepayments. In addition, the Company will be required to further retire the principal amount outstanding under the 1993 Bank Credit Agreement with Excess Cash Flow (as defined in the 1993 Bank Credit Agreement). It is expected that the Company's primary sources of financing for its future business activities will be funds from operations, together with additional borrowings under the revolving line of credit facility of the 1993 Bank Credit Agreement. Such revolving line of credit facility provides for revolving loans in an aggregate amount of up to $25 million with a $5 million sublimit for the issuance of letters of credit. The revolving line of credit facility of the 1993 Bank Credit Agreement will mature in 1999.

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

     The Company had negative working capital of $1.2 million at June 30, 1994 compared to working capital of $0.7 million at December 31, 1993.

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

     Management anticipates expansion related capital expenditures in 1995 to service volume growth at several locations. During 1993 capital expenditures net of assets acquired in the Galveston Acquisition totaled $8.3 million. The Company anticipates that capital expenditures will total approximately $7.5 million to $8.0 million for each of the years 1994 through 1996.

                                     PART II

                                OTHER INFORMATION


     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

             10.111 First Amendment to Amended and Restated Credit Agreement, dated as of July 29, 1994, among Dr Pepper Bottling company of Texas, Texas Commerce Bank National Association, and the lenders listed on the signature pages thereof.

          (b)  Reports on Form 8-K

             No reports on Form 8-K were filed for the three months ended June 30, 1994.

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 DR PEPPER BOTTLING HOLDINGS, INC.


    Date:   08/15/94              /s/ Jim L. Turner
            --------              -----------------
                                   Jim L. Turner
                                   Chairman of the Board/President



     Date:   08/15/94              /s/ C. Marvin Montgomery
             --------              ------------------------
                                   C. Marvin Montgomery
                                   Vice President/Finance and
                                   Chief Financial Officer

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DR PEPPER BOTTLING COMPANY OF TEXAS



     Date:   08/15/94              /s/ Jim L. Turner
             --------              -----------------
                                   Jim L. Turner
                                   Chairman of the Board/President



     Date:   08/15/94              /s/ C. Marvin Montgomery
             --------              ------------------------
                                   C. Marvin Montgomery
                                   Vice President/Finance and
                                   Chief Financial Officer