Form 10-Q
period 1994-09-30
DR PEPPER BOTTLING COMPANY OF TEXAS; DR PEPPER BOTTLING HOLDINGS INC
filed 1994-11-14
CIK 843397, 843396

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                            -------------------


                                 FORM 10-Q

                               -------------





[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1994
                                     or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to
     ___________

             Commission file numbers:  33-56292-01 and 33-56292


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



The number of shares outstanding of each of the issuers' classes of common stock as of September 30, 1994 was as follows: 13,642,168 shares of Class A Common Stock, par value $.01 per share, of Dr Pepper Bottling Holdings, Inc., and 100 shares of Common Stock, par value $.01 per share, of Dr Pepper Bottling Company of Texas.

                                     PART I

                              FINANCIAL INFORMATION


                                                                Page
                                                                ----

     Item 1.   Financial Statements                               2


     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations     22

                DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY

                      Consolidated Condensed Balance Sheets

                    September 30, 1994 and December 31, 1993
                                 (In thousands)


                                     ASSETS



                                                        September 30,
                                                            1994       December 31,
                                                         (Unaudited)       1993
                                                        -------------  ------------

       Current assets:
         Cash & cash equivalents                            $ 14,738      $ 16,955
         Accounts receivable
            Trade, less allowance for doubtful
            accounts of $515 in September 1994 and
            $305 in December 1993                             22,906        20,156
         Other                                                 3,827         3,109
         Inventories                                          16,430         9,806
         Prepaid expenses                                      5,656         3,421
                                                            --------      --------

              Total current assets                            63,557        53,447

       Property, plant and equipment, net                     65,482        64,523

       Other assets at amortized cost:
         Goodwill and other intangible assets                112,722       116,668
         Debt issuance costs                                   9,942        11,225
                                                            --------      --------


         Total assets                                       $251,703      $245,863
                                                            ========      ========



          See accompanying notes to consolidated condensed financial statements.

                DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY

                      Consolidated Condensed Balance Sheets

                    September 30, 1994 and December 31, 1993
                    (In thousands, except per share amounts)


                      LIABILITIES AND STOCKHOLDERS' DEFICIT



                                                        September 30,
                                                            1994       December 31,
                                                         (Unaudited)       1993
                                                        -------------  ------------

       Current liabilities:
         Accounts payable                                  $  32,226     $  26,311
         Accrued expenses                                     17,165        13,877
         Current maturities of long-term debt and
         obligations under capital leases (note 7)            12,721        12,885
                                                            --------      --------

              Total current liabilities                       62,112        53,073

       Long-term debt and obligations under capital
         leases, less current maturities (note 7)            298,548       306,149

       Cumulative redeemable senior exchangeable
         preferred stock, $.01 par value.  Authorized
         2,150 shares; issued and outstanding 1,392
         shares in 1994 and 1,283 shares in 1993;
         aggregate liquidation preference $34,799
         (note 10)                                            32,498        29,635

       Stockholders' deficit (notes 3 and 11):
         Class A common stock, $.01 par value.
            Authorized 20,000 shares; issued and
            outstanding 13,642 in 1994 and 1993                  136           136
         Additional paid-in capital                           14,383        14,383
         Consideration to continuing predecessor
            shareholders in excess of book value             (33,948)      (33,948)
         Deficit                                            (122,026)     (123,565)
                                                           ---------     ---------

              Total stockholders' deficit                   (141,455)     (142,994)
                                                           ---------     ---------


              Total liabilities and stockholders'
              deficit                                      $ 251,703     $ 245,863
                                                           =========     =========



          See accompanying notes to consolidated condensed financial statements.

                DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

                      For the Three Months and Nine Months
                        Ended September 30, 1994 and 1993
                    (In thousands, except per share amounts)

                                    UNAUDITED



                                                            Three Months Ended               Nine Months Ended
                                                      -----------------------------    -----------------------------

                                                      September 30,    September 30,   September 30,    September 30,
                                                           1994            1993             1994            1993
                                                      -------------   -------------    -------------   -------------


         Net sales                                         $91,232          $86,682         $252,002        $237,695
         Cost of sales (note 12)                            59,994           55,714          161,185         148,727
                                                          --------         --------        --------         --------


         Gross profit                                       31,238           30,968           90,817          88,968

         Operating expenses:
              Marketing expenses                             1,938            1,897            5,413           5,320
              Administrative and general expenses           16,886           16,791           48,033          45,850
              Depreciation (note 12)                         1,440            1,427            4,248           3,870
              Amortization of intangible assets              1,289            1,467            3,946           4,283
                                                          --------         --------        --------         --------


                      Total operating expenses              21,553           21,582           61,640          59,323
                                                          --------         --------        --------         --------


         Operating profit                                    9,685            9,386           29,177          29,645

         Other expense (income):
              Interest expense                               5,556            5,950           16,717          18,144
              Amortization of deferred debt
                  issuance costs                               428              425            1,283           1,178
              Loss (gain) from disposition of
                  assets                                        (7)             (15)              (8)             36
              Bond accretion                                 2,379            2,126            6,939           5,155
              Other                                           (102)             (45)            (260)         (2,605)
                                                          --------         --------        --------         --------


                  Total other expense                        8,254            8,441           24,671          21,908
                                                          --------         --------        --------         --------


         Income before provision of income taxes             1,431              945            4,506           7,737
         Provision for income taxes                             35                               105
                                                          --------         --------        --------         --------


         Net income before dividends on
              subsidiary's preferred stock and
              extraordinary item                             1,396              945            4,401           7,737













         Dividends on subsidiary's preferred stock
                                                                                                               5,806
                                                          --------         --------        --------         --------


         Net income (loss) before extraordinary
              item                                           1,396              945            4,401           1,931

         Extraordinary item - loss on
              recapitalization                                                   11                          (32,309)
                                                          --------         --------        --------         --------


         Net income (loss)                                $  1,396         $    956         $  4,401        ($30,378)
                                                          ========         ========        ========         ========


         Net income (loss) per common share before
              extraordinary item                              0.03             0.01             0.11            0.05

         Extraordinary item per share                                                                          (2.37)
                                                          --------        --------         --------         --------


         Net income (loss) per common share
              (note 14)                                      $0.03            $0.01            $0.11          ($2.32)
                                                          ========        ========         ========         ========


                            See accompanying notes to consolidated condensed financial statements.

                DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY

                 Consolidated Statement of Stockholders' Deficit
                                 (In thousands)


                                    UNAUDITED



                                                                                                 Consideration
                                                                                                 to continuing
                                                                                                  Predecessor
                                                                    Additional                    stockholders
                                                 Common Stock        paid-in                      in excess of
                                             ------------------

                                              Shares     Amount      capital        Deficit        book value        Totals
                                             -------    -------    ----------    -----------    --------------    ----------

 Balance at December 31, 1993                 13,642       $136       $14,383      ($123,565)       ($33,948)      ($142,994)
   Accretion of preferred stock (note 10)                                                (47)                            (47)
   Preferred stock dividend                                                             (882)                           (882)
   Net income                                                                            912                             912
                                            --------   --------      --------       --------        --------        --------

 Balance at March 31, 1994                    13,642        136        14,383       (123,582)        (33,948)       (143,011)
   Accretion of preferred stock (note 10)                                                (47)                            (47)
   Preferred stock dividend                                                             (907)                           (907)
   Net income                                                                          2,093                           2,093
                                            --------   --------      --------       --------        --------        --------

 Balance at June 30, 1994                     13,642        136        14,383       (122,443)        (33,948)       (141,872)
   Accretion of preferred stock (note 10)                                                (48)                            (48)
 Preferred stock dividend                                                               (931)                           (931)
   Net income                                                                          1,396                           1,396
                                            --------   --------      --------       --------        --------        --------

 Balance at September 30, 1994                13,642       $136       $14,383      ($122,026)       ($33,948)      ($141,455)
                                            ========   ========      ========       ========        ========        ========



                            See accompanying notes to consolidated condensed financial statements.

                DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

             For the Nine Months Ending September 30, 1994 and 1993
                                 (In thousands)

                                    UNAUDITED



                                                             September 30,  September 30,
                                                                  1994           1993
                                                             -------------  -------------

       Cash flows from operating activities:
          Net income (loss)                                        $4,401       ($31,599)
          Adjustments to reconcile net income (loss) to net
           cash provided by operating activities:
             Loss on recapitalization                                             32,309
             Depreciation of property, plant and equipment          6,821          6,500
             Amortization of other assets                           5,229          5,460
             Subsidiary's preferred stock dividends                                3,650
             Accretion of discount on discount notes                6,939          5,155
             Loss (gain) on sale of assets                             (8)            36
             Changes in assets and liabilities:
                Accounts receivable                                (3,467)        (1,094)
                Inventories                                        (6,624)        (3,637)
                Prepaid assets                                     (2,235)          (928)
                Accounts payable                                    5,915          1,722
                Accrued expenses                                    3,288          4,875
                                                                 --------       --------

                       Total adjustments                           15,858         54,048
                                                                 --------       --------


                       Net cash provided by operating
                       activities                                  20,259         22,449

       Cash flows from investing activities:
          Additions to property, plant and equipment               (8,052)        (6,552)
          Proceeds from sale of property, plant and
             equipment                                                280            607
          Cash paid for acquisition, net of cash acquired                         (9,051)
                                                                 --------       --------


                       Net cash used in investing
                       activities                                  (7,772)       (14,996)

       Cash flows from financing activities:
          Debt issued                                                            287,798
          Deferred debt costs                                                    (11,965)
          Payment of long-term debt                               (14,704)      (183,967)
          Payment of costs related to recapitalization                           (27,656)
          Preferred stock issued                                                  27,553
          Preferred stock retired                                                (88,144)
          Payment of dividends on subsidiary's preferred
             stock                                                                 1,221
          Common stock issued                                                        278
          Warrant issued                                                           2,250
                                                                 --------       --------


                       Net cash provided (used) in
                       financing activities                       (14,704)         7,368










       Net increase in cash and cash equivalents                   (2,217)        14,821
       Cash and cash equivalents at beginning of year              16,955          8,008
                                                                 --------       --------

       Cash and cash equivalents at end of period                 $14,738        $22,829
                                                                 ========       ========


             See accompanying notes to consolidated condensed financial statements.

                       DR PEPPER BOTTLING COMPANY OF TEXAS

                      Consolidated Condensed Balance Sheets

                    September 30, 1994 and December 31, 1993
                                 (In thousands)


                                     ASSETS



                                                        September 30,
                                                            1994       December 31,
                                                         (Unaudited)       1993
                                                        -------------  ------------

       Current assets:
         Cash & cash equivalents                            $ 14,714      $ 16,930
         Accounts receivable
            Trade, less allowance for doubtful
            accounts of $515 in September 1994 and
            $305 in December 1993                             22,906        20,156
         Other                                                 4,118         3,417
         Inventories                                          16,430         9,806
         Prepaid expenses                                      5,655         3,420
                                                            --------      --------

              Total current assets                            63,823        53,729

       Property, plant and equipment, net                     65,482        64,523

       Other assets at amortized cost:
         Goodwill and other intangible assets                112,722       116,668
         Debt issuance costs                                   7,217         8,255
                                                            --------      --------


         Total assets                                       $249,244      $243,175
                                                            ========      ========




                       DR PEPPER BOTTLING COMPANY OF TEXAS

                      Consolidated Condensed Balance Sheets

                    September 30, 1994 and December 31, 1993
                    (In thousands, except per share amounts)


                      LIABILITIES AND STOCKHOLDERS' DEFICIT



                                                        September 30,
                                                            1994       December 31,
                                                         (Unaudited)       1993
                                                        -------------  ------------

       Current liabilities:
         Accounts payable                                  $  32,226     $  26,311
         Accrued expenses                                     17,165        13,876
            Current maturities of long-term debt and
            obligations under capital leases                  12,721        12,885
                                                            --------      --------

              Total current liabilities                       62,112        53,072

       Long-term debt and obligations under capital
         leases, less current maturities                     213,156       227,696

       Stockholders' deficit:
         Common stock, $.01 par value.  Authorized
            11,000 shares; issued and outstanding .1
            shares in 1994 and 1993.                               1             1
         Additional paid-in capital (note 2)                 110,227       110,227
            Consideration to continuing predecessor
              shareholders in excess of book value           (33,948)      (33,948)
         Deficit                                            (102,304)     (113,873)
                                                           ---------     ---------

              Total stockholders' deficit                    (26,024)      (37,593)
                                                           ---------     ---------


            Total liabilities and stockholders'
              deficit                                      $ 249,244     $ 243,175
                                                           =========     =========



                       DR PEPPER BOTTLING COMPANY OF TEXAS

                            Statements of Operations

                      For the Three Months and Nine Months
                        Ended September 30, 1994 and 1993
                                 (In thousands)

                                    UNAUDITED




                                                           Three Months Ended                Nine Months Ended
                                                    ------------------------------    ------------------------------

                                                     September 30,    September 30,   September 30,    September 30,
                                                          1994            1993             1994             1993
                                                    -------------     -------------   -------------   --------------


         Net sales                                         $91,233         $86,682         $252,002         $237,695
         Cost of sales                                      59,994          55,714          161,185          148,727
                                                          --------        --------        --------          --------


         Gross profit                                       31,239          30,968           90,817           88,968

         Operating expenses:
              Marketing expenses                             1,938           1,897            5,413            5,320
                  Administrative and general
                    expenses                                16,886          16,791           48,033           45,850
              Depreciation                                   1,440           1,427            4,248            3,870
                  Amortization of intangible
                    assets                                   1,289           1,467            3,946            4,283
                                                          --------        --------        --------          --------


                      Total operating expenses              21,553          21,582           61,640           59,323
                                                          --------        --------        --------          --------


         Operating profit                                    9,686           9,386           29,177           29,645

         Other expense (income):
              Interest expense                               5,557           5,950           16,717           18,137
              Amortization of deferred debt
                issuance costs                                 346             344            1,038              987
              Loss (gain) from disposition of
                assets                                          (7)            (15)              (8)              36
              Other                                            (95)            (43)            (244)          (2,601)
                                                          --------        --------        --------          --------


                  Total other expense                        5,801           6,236           17,503           16,559
                                                          --------        --------        --------          --------


         Income before provision of income taxes             3,885           3,150           11,674           13,086
         Provision for income taxes                             35                              105
                                                           -------        --------           -----          --------


         Net Income before extraordinary item                3,850           3,150           11,569           13,086













         Extraordinary item - loss on
              recapitalization                                                  11                           (32,309)
                                                          --------        --------        --------          --------


         Net Income (loss)                                  $3,850          $3,161          $11,569         ($19,223)
                                                          ========        ========        ========         =========



                       DR PEPPER BOTTLING COMPANY OF TEXAS

                       Statement of Stockholders' Deficit
                                 (In thousands)


                                    UNAUDITED



                                                                                                Consideration
                                                                                                to continuing
                                                                                                 Predecessor
                                                                 Additional                     stockholders
                                             Common Stock         paid-in                       in excess of
                                         ------------------

                                          Shares     Amount       capital         Deficit        book value         Totals
                                         -------    -------    ------------    ------------    --------------   ------------

 Balance at December 31, 1993                0.1         $1        $110,227       ($113,873)         ($33,948)       ($37,593)
   Net income                                                                         3,239                             3,239
                                          ------     ------        --------        --------         --------        --------

 Balance at March 31, 1994                   0.1          1         110,227        (110,634)          (33,948)        (34,354)
   Net income                                                                         4,480                             4,480
                                          ------     ------        --------        --------         --------        --------

 Balance at June 30, 1994                    0.1          1         110,227        (106,154)          (33,948)        (29,874)
   Net income                                                                         3,850                             3,850
                                          ------     ------        --------        --------         --------        --------

 Balance at September 30, 1994               0.1         $1        $110,227       ($102,304)         ($33,948)       ($26,024)
                                          ======     ======        ========        ========         ========         =======



                       DR PEPPER BOTTLING COMPANY OF TEXAS

                            Statements of Cash Flows

             For the Nine Months Ending September 30, 1994 and 1993
                                 (In thousands)


                                    UNAUDITED



                                                             September 30,  September 30,
                                                                  1994           1993
                                                             -------------  -------------

       Cash flows from operating activities:
          Net income (loss)                                       $11,569       ($19,223)
          Adjustments to reconcile net income (loss) to net
              cash provided by operating activities:
             Loss on recapitalization                                             32,309
             Depreciation of property, plant and equipment          6,821          6,500
             Amortization of other assets                           4,984          5,270
             Loss (gain) on sale of assets                             (8)            36
             Changes in assets and liabilities:
                Accounts receivable                                (3,451)        (1,688)
                Inventories                                        (6,624)        (3,637)
                Prepaid assets                                     (2,235)          (645)
                Accounts payable                                    5,915          1,722
                Accrued expenses                                    3,289          4,875
                                                                 --------       --------


                       Total adjustments                            8,691         44,742
                                                                 --------       --------


                       Net cash provided by operating
                       activities                                  20,260         25,519

       Cash flows from investing activities:
          Additions to property, plant and equipment               (8,052)        (6,552)
          Proceeds from sale of property, plant and
             equipment                                                280            607
          Cash paid for acquisition, net of cash acquired                         (9,051)
                                                                 --------       --------


                       Net cash used in investing
                       activities                                  (7,772)       (14,996)

       Cash flows from financing activities:
          Debt issued                                                            216,685
          Deferred debt costs                                                     (8,725)
          Payment of long-term debt                               (14,704)      (183,967)
          Payment of costs related to recapitalization                           (27,656)
          Preferred stock retired                                                (88,144)
          Additions to paid-in-capital related to
             recapitalization                                                     98,236
          Payment of preferred stock dividend                                     (2,156)
                                                                 --------       --------


                       Net cash provided (used) in
                       financing activities                       (14,704)         4,273
                                                                 --------       --------











       Net increase in cash and cash equivalents                   (2,216)        14,796
       Cash and cash equivalents at beginning of year              16,930          8,008
                                                                 --------       --------


       Cash and cash equivalents at end of period                 $14,714        $22,804
                                                                 ========       ========



                DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY

              Notes to Consolidated Condensed Financial Statements
                                    Unaudited
                               September 30, 1994


     1.   GENERAL
          -------
          The accompanying consolidated balance sheets of Dr Pepper Bottling Holdings, Inc. ("Holdings") and its wholly owned subsidiary, Dr Pepper Bottling Company of Texas (the "Company" or "Subsidiary"), as of September 30, 1994, the related consolidated condensed statements of operations for the three months and nine months ended September 30, 1994 and 1993, the related consolidated condensed statements of stockholders' deficit for the nine months ended September 30, 1994, and the related consolidated condensed statements of cash flows for the nine months ended September 30, 1994 and 1993 are unaudited but, in the opinion of the Company and Holdings, reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Such financial statements are for interim periods and do not include all detail normally provided in annual financial statements and should be read in conjunction with the financial statements of the Company and Holdings, and notes thereto, included in the Prospectus of the Company and Holdings, dated April 18, 1994, relating to the Company's 10 1/4% Senior Notes due 2000 (the "Senior Notes") and Holdings' 11 5/8% Senior Discount Notes due 2003 (the "Discount Notes"), filed with the Securities and Exchange Commission (File Nos. 33-56292 and 33-56292-01, respectively) (the "Prospectus").

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

          On March 22, 1993, as contemplated by the Recapitalization Plan, the Company borrowed $91.7 million under the term loan facility of the 1993 Bank Credit Agreement to redeem all of the then outstanding Senior Exchangeable Preferred Stock of the Company. As of September 30, 1994, the Company had no balance outstanding on the revolving line of credit facility of the 1993 Bank Credit Agreement. The facilities mature September 30, 1999.

          The 1993 Bank Credit Agreement contains customary restrictive covenants and requires the Company, among other things, to satisfy certain financial ratios and restrict investments, capital expenditures, additional debt and payments of dividends. Amounts owed under the 1993 Bank Credit Agreement are the direct obligations of the Company and are unconditionally guaranteed by Holdings.

          6.   SALE/LEASEBACK
               --------------
          As part of the Recapitalization Plan, on February 18, 1993, the Company entered into an amendment to the lease agreement entered into by the Company on September 30, 1989, in connection with the sale/leaseback of its Irving and

          Houston, Texas production facilities. The amendment to the lease agreement modified certain covenants contained therein, increased rent by $500,000 per annum, and eliminated the consumer price index adjustment to the rent scheduled to be effected on July 1, 1994. In connection with the amendment, Donaldson Lufkin & Jenrette Securities Corporation ("DLJ") obtained the right to sell the note (the "Landlord Note") held by the lender to the landlord under the lease agreement.

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

     7.   LONG-TERM DEBT
          --------------
          Long-term debt at September 30, 1994 and December 31, 1993 is summarized as follows:



                                                   (In thousands)
                                                Sept. 30,   Dec. 31,
                                                   1994       1993
                                                ---------- ----------


      Facility borrowing under 1993
        Bank Credit Agreement                    $ 72,069   $ 86,111
      Sale/leaseback borrowings,
        due in monthly installments
        of $333,167 through June 2014              27,101     27,475
      Capital lease obligations                         5         51
      Senior notes,
        due February 15, 2000                     125,000    125,000
      Discount notes,
        due February 15, 2003                      85,392     78,453
      Covenant not to compete;
        liability at present value
        of payments                                 1,702      1,944
                                                 --------   --------

                                                 $311,619   $319,034

      Less current portion                         12,721     12,885
                                                 --------   --------


                                                 $298,548   $306,149




















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

          During October 1994, the Company purchased $3.5 million aggregate principal amount of its outstanding Senior Notes at an aggregate purchase price (excluding commissions) of $3.6 million. The purchase price was funded from cash on hand.

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

     12.  DEPRECIATION EXPENSES
          ---------------------
          Depreciation expenses included in cost of goods sold and in administrative and general expenses are as follows:



                              (In thousands)        (In thousands)
                             Three Mos. Ended       Nine Mos. Ended
                           --------------------  --------------------

                           Sept. 30,  Sept. 30,  Sept. 30,  Sept. 30,
                              1994       1993       1994       1993
                           ---------  ---------  ---------  ---------


      Cost of goods sold     $  878     $  901     $2,573     $2,630
      Administrative and
        general expenses      1,440      1,427      4,248      3,870
                             ------     ------     ------     ------

      Total depreciation     $2,318     $2,328     $6,821     $6,500


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



                              (In thousands)        (In thousands)
                             Three Mos. Ended       Nine Mos. Ended
                           --------------------  --------------------

                           Sept. 30,  Sept. 30,  Sept. 30,  Sept. 30,
                              1994       1993       1994       1993
                           ---------  ---------  ---------  ---------

      Net income (loss)     $ 1,396    $   956    $ 4,401   $(30,378)
      Preferred stock
         dividends             (951)      (836)    (2,720)    (1,221)
      Accretion of
        preferred stock        ( 49)      --         (143)      --
                            -------    -------    -------   --------

                            $   396    $   120    $ 1,538   $(31,599)
      Common shares
        outstanding          13,642     13,642     13,642     13,642
      Profit (loss) per
        common share        $   .03    $   .01    $   .11   $  (2.32)
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

                DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1994


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

     RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 1994
     ---------------------    -------------------------------------
                              COMPARED TO THREE MONTHS ENDED
                              ------------------------------
                              SEPTEMBER 30, 1993
                              ------------------
     Net sales, excluding contract sales, for the three months ended September 30, 1994 increased to $85.0 million compared to $79.9 million for the same period in 1993. The increase was due to a 4.7% increase in franchise case sales, with growth attributable to strong results from Dr Pepper and 7UP brands. Contract sales revenue for the three months ended September 30, 1994 decreased 8.2% from the same period in 1993 due to a reduction in regular contract sales which was partially offset by increased private label contract sales. As a result of the foregoing, net sales for the three months ended September 30, 1994 increased 5.2% to $91.2 million compared to $86.7 million for the same period in 1993.

     Cost of sales for the three months ended September 30, 1994 increased to $60.0 million compared to $55.7 million for the same period in 1993. The increase was due primarily to an increase in franchise case sales as well as increases in the prices paid by the Company for certain raw materials, primarily concentrate, sweetener, and plastic bottles. These increased costs were partially offset by reduced cost of aluminum cans. As a percentage of net sales, cost of sales for the three months ended September 30, 1994 increased to 65.8% from 64.3% for the same period in 1993.

     Marketing expenses for the three months ended September 30, 1994 were $1.9 million, unchanged from the same period in 1993. Marketing expenses represented approximately 2.0% of net sales in each period.

     Administrative and general expenses for the three months ended September 30, 1994 increased to $16.9 million compared to $16.8 million for the same period in 1993. Depreciation expense for the three months ended September 30, 1994 was $1.4 million, unchanged from the same period in 1993. Amortization of intangible assets decreased to $1.3 million from $1.5 million for the same period in 1993.

     As a result of the above factors, operating profit for the three months ended September 30, 1994 increased to $9.7 million, or 10.6% of net sales, compared to $9.4 million, or 10.8% of net sales, for the same period in 1993.

     Interest expense for the Company for the three months ended September 30, 1994 decreased to $5.6 million from $6.0 million for the same period in 1993 due to reduction of debt.

     Amortization of the Company's deferred debt issuance costs for the three months ended September 30, 1994 was $.3 million, unchanged from the same period in 1993.

     As a result of the above factors, the Company's income before extraordinary item for the three months ended September 30, 1994 was $3.9 million compared to $3.2 million for the same period in 1993.

     Holdings' amortization of deferred debt issuance costs for the three months ended September 30, 1994 was $.4 million, unchanged from the same period in 1993.

     Interest expense (including bond accretion on the Discount Notes) for Holdings for the three months ended September 30, 1994 decreased to $7.9 million from $8.1 million for the same period in 1993. The decrease was due to lower indebtedness.

     As a result of the above factors, Holdings generated net income of $1.4 million for the three months ended September 30, 1994 compared to $1.0 million for the same period in 1993.

     RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 1994
     ---------------------    ------------------------------------
                              COMPARED TO NINE MONTHS ENDED
                              -----------------------------
                              SEPTEMBER 30, 1993
                              ------------------
     Net sales, excluding contract sales, for the nine months ended September 30, 1994 increased to $233.3 million compared to $218.8 million for the same period in 1993. The increase was due to an 7.3% increase in franchise case sales, with growth attributable to the acquisition of the franchise territory of Dr Pepper Bottling Company of Galveston, Inc. ("Dr Pepper-Galveston") on April 13, 1993 (the "Galveston Acquisition") and to strong results from Dr Pepper and 7UP brands. Contract sales revenue for the nine months ended September 30, 1994 decreased 1.0% from the same period in 1993 due to a reduction in regular contract sales partially offset by lower margin private label contract sales volume. As a result of the foregoing, net sales for the nine months ended September 30, 1994 increased 6.0% to $252.0 million compared to $237.7 million for the same period in 1993.

     Cost of sales for the nine months ended September 30, 1994 increased to $161.2 million compared to $148.7 million for the same period in 1993. The increase was due primarily to an increase in franchise case sales as well as increases in the prices paid by the Company for certain raw materials, primarily concentrate, sweetener, and plastic bottles. These increases in costs were partially offset by reduced cost of aluminum cans. As a percentage of net sales, cost of sales for the nine months ended September 30, 1994 increased to 64.0% from 62.6% for the same period in 1993.

     Marketing expenses for the nine months ended September 30, 1994 increased to $5.4 million compared to $5.3 million for the same period in 1993. Marketing expenses represented approximately 2.0% of net sales in each period.

     Administrative and general expenses for the nine months ended September 30, 1994 increased to $48.0 million compared to $45.9 million for the same period in 1993. The increase was due primarily to an increase of $1.3 million in labor and employee benefit expenses, an increase of $.3 million in fleet expenses under a full service lease arrangement, and an increase of $.5 million in full service commissions. Depreciation expense for the nine months ended September 30, 1994 was $4.2 million compared to $3.9 million for the same period in 1993. Amortization of intangible assets was $3.9 million compared to $4.3 million for the same period in 1993.

     As a result of the above factors, operating profit for the nine months ended September 30, 1994 decreased to $29.2 million, or

     11.6% of net sales, compared to $29.6 million, or 12.5% of net sales, for the same period in 1993.

     Interest expense for the Company for the nine months ended September 30, 1994 decreased to $16.7 million from $18.1 million for the same period in 1993 due to reduction of debt.

     Amortization of the Company's deferred debt issuance costs for the nine months ended September 30, 1994 was $1.0 million, unchanged from the same period in 1993.

     Other income for the Company for the nine months ended September 30, 1994 was $.2 million compared to $2.6 million for the same period in 1993. The 1993 amount included $2.5 million paid to the Company in settlement of its 1988 lawsuit against Del Monte Corporation for their refusal to consent to the acquisition of the Company by Holdings and the subsequent termination of the Company's license to produce and distribute Hawaiian Punch products.

     As a result of the above factors, the Company's income before income taxes for the nine months ended September 30, 1994 was $11.7 million compared to an income of $13.1 million for the same period in 1993. Income tax expenses for the nine months ended September 30, 1994 was $.1 million. Net income before extraordinary item for the nine months ended September 30, 1994 was $11.6 million compared to an income of $13.1 million for the mine months ended September 30, 1994.

     Holdings' amortization of deferred debt issuance costs for the nine months ended September 30, 1994 increased to $1.3 million compared to $1.2 million for the same period in 1993.

     Interest expense (including bond accretion on the Discount Notes) for Holdings for the nine months ended September 30, 1994 increased to $23.7 million from $23.3 million for the same period in 1993. The increase was due to higher indebtedness initially, as a result of the Recapitalization Plan, and to higher interest rates on bank debt.

     As a result of the above factors, Holdings generated income before dividends on the Company's Senior Exchangeable Preferred Stock (the "Old Preferred Stock") and extraordinary item of $4.4 million for the nine months ended September 30, 1994, compared to $7.7 million for the same period in 1993. The net income before extraordinary item for Holdings of $1.9 million for the nine months ended September 30, 1993 reflects charges of $5.8 million relating to dividends on the Company's Old Preferred Stock. The Old Preferred Stock was classified as a minority interest for purposes of the financial statements of Holdings. Extraordinary loss for the nine months ended September 30, 1993 amounted to $32.3 million, due to transactions contemplated by the Recapitalization Plan. There was no extraordinary item for the nine months ended September 30, 1994. Holdings generated net income of $4.4 million for the nine months ended September 30, 1994, compared to a net loss of $30.4 million for the same period in 1993.

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

     The Company remains highly leveraged following the consummation of the transactions contemplated by the Recapitalization Plan. The Company's principal use of funds in the future will be the payment of principal and interest under the 1993 Bank Credit Agreement and the Senior Notes. As of September 30, 1994, approximately $75.7 million was outstanding under the term loan facility of the 1993 Bank Credit Agreement. The Company will be required to repay the principal under such term loan facility as follows: $3.6 million during the last three months of 1994, $13.8 million in 1995, $15.5 million in 1996, $17.2 million in each of 1997 and 1998 and $4.8 million in 1999, subject to reduction for mandatory and optional prepayments. In addition, the Company will be required to further retire the principal amount outstanding under the 1993 Bank Credit Agreement with Excess Cash Flow (as defined in the 1993 Bank Credit Agreement). It is expected that the Company's primary sources of financing for its future business activities will be funds from operations, together with additional borrowings under the revolving line of credit facility of the 1993 Bank Credit Agreement. Such revolving line of credit facility provides for revolving loans in an aggregate amount of up to $25 million with a $5 million sublimit for the issuance of letters of credit. The revolving line of credit facility of the 1993 Bank Credit Agreement will mature in 1999.
     During October 1994, the Company purchased $3.5 million aggregate principal amount of its outstanding Senior Notes at an aggregate purchase price (excluding commissions) of $3.6 million. The purchase price was funded from cash on hand.

     Because the obligations under the 1993 Bank Credit Agreement bear interest at floating rates, the Company will be sensitive to changes in prevailing interest rates. As required by the 1993 Bank Credit Agreement, the Company entered into interest rate protection arrangements, expiring September 28, 1996, in an aggregate notional amount equal to $45 million, subject to reduction by $2 million at the end of each quarter starting with the quarter ending June 30, 1994.

     The Company had working capital of $1.7 million at September 30, 1994 compared to working capital of $0.7 million at December 31, 1993.

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

                                     PART II

                                OTHER INFORMATION


     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  Exhibits

                    27.1 - Financial Data Schedule of Dr Pepper Bottling Holdings, Inc. and Subsidiary

                    27.2 - Financial Data Schedule of Dr Pepper Bottling Company of Texas

               (b)  Reports on Form 8-K

                    No reports on Form 8-K were filed for the three months ended September 30, 1994.

                                    SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DR PEPPER BOTTLING HOLDINGS, INC.



     Date:    11/14/94         /s/ Jim L. Turner
           --------------     ------------------------------
                              Jim L. Turner
                              Chairman of the Board/President



     Date:    11/14/94         /s/ C. Marvin Montgomery
           --------------     ------------------------------
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


                              DR PEPPER BOTTLING COMPANY OF TEXAS



     Date:    11/14/94         /s/ Jim L. Turner
           --------------     ------------------------------
                              Jim L. Turner
                              Chairman of the Board/President



     Date:    11/14/94         /s/ C. Marvin Montgomery
           --------------     ------------------------------
                              C. Marvin Montgomery
                              Vice President - Finance and
                              Chief Financial Officer


















































     DAFS03...:\65\42265\0001\0231\FRMN0994.J60