Form 10-Q
period 1995-03-31
DR PEPPER BOTTLING COMPANY OF TEXAS; DR PEPPER BOTTLING HOLDINGS INC
filed 1995-05-15
CIK 843397, 843396

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                            -------------------


                                 FORM 10-Q

                               -------------





[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1995
                                     or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to
     ___________

             Commission file numbers:  33-56292-01 and 33-56292


                     DR PEPPER BOTTLING HOLDINGS, INC.
                    DR PEPPER BOTTLING COMPANY OF TEXAS
- ---------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)

            Delaware                                  75-2275754
              Texas                                   75-2008278
- --------------------------------           --------------------------------
 (State or Other Jurisdiction of            (I.R.S. Employer Identification
 Incorporation or Organization)                          No.)

                         2304 Century Center Blvd.
                            Irving, Texas  75062
                               (214) 579-1024
- ---------------------------------------------------------------------------
  (Address, Including Zip Code, and Telephone Number, Including Area Code
                of Registrant's Principal Executive Offices)

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



The number of shares outstanding of each of the issuers' classes of common stock as of March 31, 1995 was as follows: 13,642,168 shares of Class A Common Stock, par value $.01 per share, of Dr Pepper Bottling Holdings, Inc., and 100 shares of Common Stock, par value $.01 per share, of Dr Pepper Bottling Company of Texas.

                                     PART I

                              FINANCIAL INFORMATION


                                                                Page
                                                                ----

     Item 1.   Financial Statements                               3


     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations     23

                DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY

                      Consolidated Condensed Balance Sheets

                      March 31, 1995 and December 31, 1994
                                 (In thousands)


                                     ASSETS



                                                          March 31,
                                                            1995       December 31,
                                                         (Unaudited)       1994
                                                        -------------  ------------

       Current assets:
         Cash & cash equivalents                            $  8,502      $  7,794
         Accounts receivable:
            Trade, less allowance for doubtful
            accounts of $437 in March 1995 and $371
            in December 1994                                  23,843        24,479
            Other                                              3,376         3,463
         Inventories                                          12,947        12,183
         Prepaid expenses                                      5,461         5,671
                                                            --------      --------

              Total current assets                            54,129        53,590

       Property, plant and equipment, net                     65,112        65,946

       Other assets at amortized cost:
         Goodwill and other intangible assets                109,827       111,149
         Debt issuance costs                                   9,086         9,514
                                                            --------      --------


         Total assets                                       $238,154      $240,199
                                                            ========      ========



          See accompanying notes to consolidated condensed financial statements.

                DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY

                      Consolidated Condensed Balance Sheets

                      March 31, 1995 and December 31, 1994
                    (In thousands, except per share amounts)


                      LIABILITIES AND STOCKHOLDERS' DEFICIT



                                                          March 31,
                                                            1995       December 31,
                                                         (Unaudited)       1994
                                                        -------------  ------------

       Current liabilities:
         Accounts payable                                  $  25,131     $  34,285
         Accrued expenses                                     19,465        14,935
         Current maturities of long-term debt and
         obligations under capital leases (note 7)            14,462        14,448
                                                            --------      --------

              Total current liabilities                       59,058        63,668

       Long-term debt and obligations under capital
         leases, less current maturities (note 7)            287,299       287,099

       Cumulative redeemable senior exchangeable
         preferred stock, $.01 par value.  Authorized
         2,150 shares; issued and outstanding 1,470
         shares in 1995 and 1,430 shares in 1994;
         aggregate liquidation preference $36,750
         (note 10)                                            34,533        33,502

       Stockholders' deficit (notes 3 and 11):
         Class A common stock, $.01 par value.
            Authorized 20,000 shares; issued and
            outstanding 13,642 in 1995 and 1994                  136           136
         Additional paid-in capital                           14,383        14,383
         Consideration to continuing predecessor
            shareholders in excess of book value             (33,948)      (33,948)
         Deficit                                            (123,307)     (124,641)
                                                           ---------     ---------

              Total stockholders' deficit                   (142,736)     (144,070)
                                                           ---------     ---------


              Total liabilities and stockholders'
              deficit                                      $ 238,154     $ 240,199
                                                           =========     =========



          See accompanying notes to consolidated condensed financial statements.

                DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY

                 Consolidated Condensed Statements of Operations

                              For the Three Months
                          Ended March 31, 1995 and 1994
                    (In thousands, except per share amounts)

                                    UNAUDITED



                                                               Three Months Ended
                                                            -----------------------

                                                             March 31,   March 31,
                                                               1995         1994
                                                            ----------   ----------


       Net sales                                               $81,290     $73,993
       Cost of sales (note 12)                                  50,114      45,645
                                                               -------     -------


       Gross profit                                             31,176      28,348

       Operating expenses:
             Marketing expenses                                  1,830       1,481
             Administrative and general expenses                16,006      14,994
             Depreciation (note 12)                              1,422       1,368
             Amortization of intangible assets                   1,322       1,369
                                                               -------     -------


                         Total operating expenses               20,580      19,212
                                                               -------     -------


       Operating profit                                         10,596       9,136

       Other expense (income):
             Interest expense                                    5,363       5,584
             Amortization of deferred debt issuance costs          428         428
             Gain from disposition of assets                        (2)         (2)
             Bond accretion                                      2,517       2,248
             Other                                                 (75)        (69)
                                                               -------     -------


                   Total other expense                           8,231       8,189
                                                               -------     -------


       Income before provision of income taxes                   2,365         947
       Provision for income taxes                                  -            35
                                                               -------     -------


       Net income                                                2,365         912
                                                                ======     =======

       Net income per common share (note 14)                     $0.10       $0.00
                                                                ======      =======


          See accompanying notes to consolidated condensed financial statements.

                DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY

            Consolidated Condensed Statement of Stockholders' Deficit
                                 (In thousands)


                                    UNAUDITED



                                                                                                 Consideration
                                                                                                 to continuing
                                                                                                  Predecessor
                                                                    Additional                    stockholders
                                                 Common Stock        paid-in                      in excess of
                                             ------------------

                                              Shares     Amount      capital        Deficit        book value        Totals
                                             -------    -------    ----------    -----------    --------------    ----------

 Balance at December 31, 1994                 13,642       $136       $14,383      ($124,641)       ($33,948)      ($144,070)
   Accretion of preferred stock (note 10)                                                (48)                            (48)
   Preferred stock dividend                                                             (983)                           (983)
   Net income                                                                          2,365                           2,365
                                             -------    -------      --------      ---------        --------       ---------

 Balance at March 31, 1995                    13,642        136       $14,383      ($123,307)       ($33,948)      ($142,736)
                                             =======    =======      ========      =========        ========       =========



                            See accompanying notes to consolidated condensed financial statements.

                DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY

                 Consolidated Condensed Statements of Cash Flows

               For the Three Months Ended March 31, 1995 and 1994
                                 (In thousands)

                                    UNAUDITED



                                                                   Three Months Ended
                                                               --------------------------

                                                                 March 31,     March 31,
                                                                   1995          1994
                                                               ------------  ------------

       Cash flows from operating activities:
          Net income                                                $2,365       $   912
          Adjustments to reconcile net income to net
           cash provided by operating activities:
             Depreciation of property, plant and equipment           2,314         2,219
             Amortization of other assets                            1,750         1,797
             Accretion of discount on discount notes                 2,517         2,248
             Gain on sale of assets                                     (2)           (2)
             Changes in assets and liabilities:
                Accounts receivable                                    723        (1,549)
                Inventories                                           (764)       (3,418)
                Prepaid assets                                         211        (1,992)
                Accounts payable                                    (9,154)        2,645
                Accrued expenses                                     4,530            83
                                                                   -------       -------

                       Total adjustments                             2,125         2,031
                                                                   -------       -------


                       Net cash provided by operating
                       activities                                    4,490         2,943

       Cash flows from investing activities:
          Additions to property, plant and equipment                (1,551)       (1,973)
          Proceeds from sale of property, plant and
             equipment                                                  72            86
                                                                   -------       -------


                       Net cash used in investing activities
                                                                    (1,479)       (1,887)

       Cash flows from financing activities:
          Payment of long-term debt                                 (2,303)         (254)
          Proceeds from borrowings under credit agreement            5,000
          Purchase of senior notes                                  (5,000)
                                                                   -------       -------


                       Net cash used in financing activities        (2,303)         (254)

       Net increase in cash and cash equivalents                       708           802
       Cash and cash equivalents at beginning of year                7,794        16,955
                                                                   -------       -------

       Cash and cash equivalents at end of period                  $ 8,502       $17,757
                                                                   =======       =======



             See accompanying notes to consolidated condensed financial statements.

                       DR PEPPER BOTTLING COMPANY OF TEXAS

                      Consolidated Condensed Balance Sheets

                      March 31, 1995 and December 31, 1994
                                 (In thousands)


                                     ASSETS



                                                          March 31,
                                                            1995       December 31,
                                                         (Unaudited)       1994
                                                        -------------  ------------

       Current assets:
         Cash & cash equivalents                            $  8,477      $  7,769
         Accounts receivable:
            Trade, less allowance for doubtful
            accounts of $437 in March 1995 and $371
            in December 1994                                  23,843        24,479
            Other                                              3,653         3,748
         Inventories                                          12,947        12,183
         Prepaid expenses                                      5,461         5,671
                                                            --------      --------

              Total current assets                            54,381        53,850

       Property, plant and equipment, net                     65,112        65,946

       Other assets at amortized cost:
         Goodwill and other intangible assets                109,827       111,149
         Debt issuance costs                                   6,525         6,871
                                                            --------      --------


         Total assets                                       $235,845      $237,816
                                                            ========      ========



          See accompanying notes to consolidated condensed financial statements.

                       DR PEPPER BOTTLING COMPANY OF TEXAS

                      Consolidated Condensed Balance Sheets

                      March 31, 1995 and December 31, 1994
                    (In thousands, except per share amounts)


                      LIABILITIES AND STOCKHOLDERS' DEFICIT



                                                          March 31,
                                                            1995       December 31,
                                                         (Unaudited)       1994
                                                        -------------  ------------

       Current liabilities:
         Accounts payable                                  $  25,131     $  34,285
         Accrued expenses                                     19,465        14,935
            Current maturities of long-term debt and
            obligations under capital leases                  14,462        14,448
                                                            --------      --------

              Total current liabilities                       59,058        63,668

       Long-term debt and obligations under capital
         leases, less current maturities                     196,944       199,261

       Stockholders' deficit:
         Common stock, $.01 par value.  Authorized
            11,000 shares; issued and outstanding .1
            shares in 1995 and 1994                                1             1
         Additional paid-in capital (note 2)                 110,227       110,227
            Consideration to continuing predecessor
              shareholders in excess of book value           (33,948)      (33,948)
         Deficit                                             (96,437)     (101,393)
                                                           ---------     ---------

              Total stockholders' deficit                    (20,157)      (25,113)
                                                           ---------     ---------


            Total liabilities and stockholders'
              deficit                                      $ 235,845     $ 237,816
                                                           =========     =========


          See accompanying notes to consolidated condensed financial statements.

                       DR PEPPER BOTTLING COMPANY OF TEXAS

                 Consolidated Condensed Statements of Operations

                              For the Three Months
                          Ended March 31, 1995 and 1994
                                 (In thousands)

                                    UNAUDITED




                                                            Three Months Ended
                                                       ---------------------------

                                                         March 31,      March 31,
                                                            1995           1994
                                                       -------------  ------------


       Net sales                                            $81,290        $73,993
       Cost of sales                                         50,114         45,645
                                                           --------       --------


       Gross profit                                          31,176         28,348

       Operating expenses:
          Marketing expenses                                  1,830          1,481
          Administrative and general expenses                16,006         14,994
          Depreciation                                        1,422          1,368
          Amortization of intangible assets                   1,322          1,369
                                                           --------       --------


                Total operating expenses                     20,580         19,212
                                                           --------       --------


       Operating profit                                      10,596          9,136

       Other expense (income):
          Interest expense                                    5,364          5,574
          Amortization of deferred debt
             issuance costs                                     346            346
          Gain from disposition of assets                        (2)            (2)
          Other                                                 (68)           (56)
                                                           --------       --------


             Total other expense                              5,640          5,862
                                                           --------       --------


       Income before provision of income taxes                4,956          3,274
       Provision for income taxes                               -               35
                                                           --------       --------


       Net Income                                            $4,956         $3,239
                                                           ========       ========


          See accompanying notes to consolidated condensed financial statements.

                       DR PEPPER BOTTLING COMPANY OF TEXAS

            Consolidated Condensed Statement of Stockholders' Deficit
                                 (In thousands)


                                    UNAUDITED



                                                                                                  Consideration
                                                                                                  to continuing
                                                                                                   Predecessor
                                                                   Additional                     stockholders
                                               Common Stock         paid-in                       in excess of
                                           ------------------

                                            Shares     Amount       capital         Deficit        book value        Totals
                                           -------    -------    ------------    ------------    --------------   ----------

 Balance at December 31, 1994                  0.1         $1        $110,227       ($101,393)         ($33,948)     ($25,113)
   Net income                                                                           4,956                           4,956
                                            ------     ------        --------       ---------         --------      --------

 Balance at March 31, 1995                     0.1         $1        $110,227       ($ 96,437)         ($33,948)     ($20,157)
                                            ======     ======        ========       =========         ========      ========



                            See accompanying notes to consolidated condensed financial statements.

                              DR PEPPER BOTTLING COMPANY OF TEXAS

                        Consolidated Condensed Statements of Cash Flows

                      For the Three Months Ended March 31, 1995 and 1994
                                        (In thousands)

                                           UNAUDITED


                                                                   Three Months Ended
                                                               -------------------------

                                                               March 31,       March 31,
                                                                  1995            1994
                                                               ----------      ---------

       Cash flows from operating activities:
          Net income                                               $4,956        $ 3,239
          Adjustments to reconcile net income to net
              cash provided by operating activities:
             Depreciation of property, plant and equipment          2,314          2,219
             Amortization of other assets                           1,669          1,715
             Gain on sale of assets                                    (2)            (2)
             Changes in assets and liabilities:
                Accounts receivable                                   730         (1,545)
                Inventories                                          (764)        (3,418)
                Prepaid assets                                        211         (1,993)
                Accounts payable                                   (9,154)         2,645
                Accrued expenses                                    4,530             83
                                                                  -------       --------


                       Total adjustments                             (466)          (296)
                                                                  -------       --------


                       Net cash provided by operating
                       activities                                   4,490          2,943

       Cash flows from investing activities:
          Additions to property, plant and equipment               (1,551)        (1,973)
          Proceeds from sale of property, plant and
             equipment                                                 72             86
                                                                  -------       --------


                       Net cash used in investing
                       activities                                  (1,479)        (1,887)

       Cash flows from financing activities:
          Payment of long-term debt                                (2,303)          (254)
          Proceeds from borrowings under credit agreement           5,000
          Purchase of senior notes                                 (5,000)
                                                                  -------       --------


                       Net cash used in financing
                       activities                                  (2,303)          (254)
                                                                  -------       --------


       Net increase in cash and cash equivalents                      708            802
       Cash and cash equivalents at beginning of year               7,769         16,930
                                                                  -------       --------

       Cash and cash equivalents at end of period                  $8,477        $17,732
                                                                  =======       ========


             See accompanying notes to consolidated condensed financial statements.

                DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY
                       DR PEPPER BOTTLING COMPANY OF TEXAS

              Notes to Consolidated Condensed Financial Statements
                                    Unaudited
                                 March 31, 1995


     1.   GENERAL
          -------
          The accompanying consolidated balance sheets of Dr Pepper Bottling Holdings, Inc. ("Holdings") and its wholly owned subsidiary, Dr Pepper Bottling Company of Texas (the "Company" or "Subsidiary"), and of Dr Pepper Bottling Company of Texas, as of March 31, 1995 and December 31, 1994, the related consolidated condensed statements of operations for the three months ended March 31, 1995 and 1994, the related consolidated condensed statements of stockholders' deficit for the three months ended March 31, 1995, and the related consolidated condensed statements of cash flows for the three months ended March 31, 1995 and 1994 are unaudited but, in the opinion of the Company and Holdings, reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Such financial statements are for interim periods and do not include all detail normally provided in annual financial statements and should be read in conjunction with the financial statements of the Company and Holdings, and notes thereto, included in the Prospectus of the Company and Holdings, dated May 9, 1995, relating to the Company's 10 1/4% Senior Notes due 2000 (the "Senior Notes") and Holdings' 11 5/8% Senior Discount Notes due 2003 (the "Discount Notes"), filed with the Securities and Exchange Commission (File Nos. 33-56292 and 33-56292-01, respectively) (the "Prospectus").

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

          Holdings, through its subsidiary, is principally engaged in producing, marketing and distributing carbonated soft drinks in Dallas/Fort Worth, Houston, Waco, and Galveston, Texas. Soft drink operations are conducted pursuant to franchise agreements with companies owning the rights to soft drink formulae.

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

          On March 22, 1993, as contemplated by the Recapitalization Plan, the Company borrowed $91.7 million under the term loan facility of the 1993 Bank Credit Agreement to redeem all of the then outstanding Senior Exchangeable Preferred Stock of the Company. As of December 31, 1994, the Company had no balance outstanding on the revolving line of credit facility of the 1993 Bank Credit Agreement. The facilities mature December 31, 1999.

          The 1993 Bank Credit Agreement contains customary restrictive covenants and requires the Company, among other things, to satisfy certain financial ratios and restrict investments, capital expenditures, additional debt and payments of dividends. Amounts owed under the 1993 Bank Credit Agreement are the direct obligations of the Company and are unconditionally guaranteed by Holdings.

          6.   SALE/LEASEBACK
               --------------
          As part of the Recapitalization Plan, on February 18, 1993, the Company entered into an amendment to the lease agreement entered into by the Company on June 28, 1989, in connection with the sale/leaseback of its Irving and Houston, Texas production facilities. The amendment to the lease agreement modified certain covenants contained therein, increased rent by $500,000 per annum, and eliminated the consumer price index adjustment to the rent scheduled to be effected on July 1, 1994. In connection with the amendment, Donaldson Lufkin & Jenrette Securities Corporation ("DLJ") obtained the right to sell the note (the "Landlord Note") held by the lender to the landlord under the lease agreement.

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

     7.   LONG-TERM DEBT
          --------------
          Long-term debt at March 31, 1995 and December 31, 1994 is summarized as follows:



                                                   (In thousands)
                                                 Mar. 31,   Dec. 31,
                                                   1995       1994
                                                ---------- ----------


      Facility borrowing under 1993
        Bank Credit Agreement                    $ 70,930   $ 68,069
      Sale/leaseback borrowings,
        due in monthly installments
        of $333,167 through June 2014              26,936     27,019
      Capital lease obligations                         2          4
      Senior notes,
        due February 15, 2000                     112,000    117,000
      Discount notes,
        due February 15, 2003                      90,355     87,838
      Covenant not to compete;
        liability at present value
        of payments                                 1,538      1,617
                                                 --------   --------

                                                 $301,761   $301,547

      Less current portion                         14,462     14,448
                                                 --------   --------


                                                 $287,299   $287,099
                                                 ========   ========



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

          During 1994, the Company purchased $8.0 million aggregate principal amount of its outstanding Senior Notes at an aggregate purchase price of $8.2 million. The purchase price was funded from cash on hand. In January 1995, the Company used its revolving line of credit facility to purchase an additional $5.0 million of its Senior Notes for $5.1 million.

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

     12.  DEPRECIATION EXPENSES
          ---------------------
          Depreciation expenses included in cost of goods sold and in administrative and general expenses are as follows:



                                                 (In thousands)
                                               Three Months Ended
                                            ------------------------

                                              Mar. 31,     Mar. 31,
                                                1995         1994
                                            -----------  -----------


      Cost of goods sold                        $  892       $  851
      Administrative and general expenses        1,422        1,368
                                                ------       ------

      Total depreciation                        $2,314       $2,219
                                                ======       ======



     13.  CHANGE IN ACCOUNTING PRINCIPLES - ACCOUNTING FOR INCOME TAXES
          -------------------------------------------------------------
          (DOLLAR AMOUNTS IN THOUSANDS)
          -----------------------------
          Under the asset and liability method of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"), deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

          Income tax expense attributable to income from continuing operations was $140 for the year ended December 31, 1994, and differed from the amount computed by applying the U.S. federal income tax rate of 34 percent to pretax income from continuing operations as a result of the following:



                                                              1994
                                                           ----------


           Computed "expected tax expense                        997
           Changes in income taxes resulting from
                utilization of net operating loss
                carry-forward                                 (1,340)
           Amortization of goodwill                               65
           Alternative minimum tax                               140
           Other                                                 178
                                                              ------

                Total income tax expense                         140
                                                              ======




          The tax effect of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1994 are presented below:



           Deferred tax assets:                              1994
                                                         -----------

             Net operating loss carryforwards               $ 28,784
             Obligations under capital leases                  8,605
             Other                                             2,457
                                                            --------

                Total gross deferred tax assets             $ 39,846
                Less valuation allowance                     (32,112)
                                                            --------

                     Net deferred tax assets                   7,734
                                                            --------


           Deferred tax liabilities:                         1994
                                                         -----------

             Plant and equipment, principally due
                to differences in depreciation                (3,586)
             Intangible assets due to differences
                in amortization                               (4,148)
                                                            --------

                Total gross deferred liabilities              (7,734)
                                                            --------

                     Net deferred tax liabilities           $      -
                                                            ========


          For federal income tax purposes, the predecessor tax basis of assets and liabilities was retained following the Acquisition.

          At December 31, 1994, the Company had net operating loss carryforwards of approximately $84,658 which are available to offset future federal taxable income, if any, through 2008. At December 31, 1994, there were approximately $64,973 of net operating loss carryforwards available to offset future alternative minimum taxable income for federal income tax purposes. Net operating losses may not offset more than 90% of the Company's alternative minimum taxable income.

          The valuation allowance for deferred tax assets as of December 31, 1994 was $32,112. The net change in the total valuation allowance for the year ended December 31, 1994 was a decrease of $5,792. The change was primarily related to a change in net operating loss carryforwards during 1994.

          Income taxes paid for the year ended December 31, 1994 totaled
          $105,000.

          If the Company undergoes a more-than-50% ownership change within the meaning of section 382(g) of the Internal Revenue Code, then the Company will be limited in the use of the pre-ownership change net operating losses to offset future taxable income. A similar limitation would apply to any pre-ownership change tax credits. Also, to the extent that the taxable income of the company for any future year exceeds the sum of any net operating losses arising after the date of the ownership change plus the amount of the annual limitation on the pre-ownership change net operating losses, the Company would be required to pay federal income tax on such excess.

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

     14.  NET INCOME PER COMMON SHARE
          ---------------------------
          Net income per common share is computed by dividing net income, adjusted for dividends on Holdings' preferred stock and accretion of preferred stock for the difference between the carrying value and liquidation preference, by the weighted average number of common shares outstanding during each period.



                                                (In thousands)
                                              Three Months Ended
                                           ------------------------

                                             Mar. 31,     Mar. 31,
                                               1995         1994
                                           -----------  -----------

      Net income                              $ 2,365      $   912
      Preferred stock dividends                  (983)        (882)
      Accretion of preferred stock                (48)         (47)
                                              -------      -------

                                              $ 1,334      $   (17)



      Common shares outstanding                13,642       13,642
      Net income per common share             $   .10      $   .00
                                              =======      =======



                DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY
                       DR PEPPER BOTTLING COMPANY OF TEXAS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1995


     GENERAL
     -------
     The Company's primary measurement of unit volume is case sales. Case sales refers to physical cases of beverages sold, including both premix products (ready-to-serve beverages which are sold in tanks and converted to case sales on the basis of four cases per tank) and postmix products (fountain syrups to which carbonated water must be added and which are converted to case sales on the basis of one case per gallon.)

     Franchise case sales represent primarily sales of the Company's branded products to retailers only. Contract case sales are comprised of sales, primarily of products in cans, to unaffiliated bottling companies that hold soft drink franchises and to a wholesaler of private label brand soft drink products. Contract sales may fluctuate significantly from year to year, and are made at relatively low prices and gross profit margins (historically representing approximately 16% of contract sales revenues) due to the competition for such sales, and are not a primary focus of management in determining the Company's business strategy. As a result, management believes that changes in franchise net sales more accurately measure growth than changes in total net sales.

     The primary asset of Holdings is the common stock of the Company. Holdings conducts no business other than holding the common stock of the Company. As a result, net sales, cost of sales, operating expenses and operating profit are the same for the Company and Holdings.

     RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 1995
     ---------------------    ---------------------------------
                              COMPARED TO THREE MONTHS ENDED
                              ------------------------------
                              MARCH 31, 1994
                              --------------
     Net sales, excluding contract net sales, for the three months ended March 31, 1995 increased to $76.5 million compared to $69.0 million for the same period in 1994. The increase was due to a 2.4% increase in franchise case sales, with the addition of Arizona Tea and with above average growth in Dr Pepper, Canada Dry, Sunkist and Evian. Contract sales for the three months ended March 31, 1995 decreased 3.3% from the same period in 1994 due to a decrease in regular contract sales which was partially offset by increased private label contract sales. As a result of the foregoing, net sales for the three months ended March 31,

     1995 increased 9.9% to $81.3 million compared to $74.0 million for the same period in 1994.

     Cost of sales for the three months ended March 31, 1995 increased to $50.1 million compared to $45.6 million for the same period in 1994. The increase was due primarily to an increase in franchise case sales as well as increases in the prices paid by the Company for certain raw materials, primarily concentrate, cans, and plastic bottles. These increased costs were partially offset by reduced cost of sweetener.
     As a percentage of net sales, cost of sales for the three months ended March 31, 1995 decreased to 61.6% from 61.7% for the same period in 1994.

     Marketing expenses for the three months ended March 31, 1995 were $1.8 million, compared to $1.5 million for the same period in 1994. Marketing expenses represented approximately 2% of net sales in each period.

     Administrative and general expenses for the three months ended March 31, 1995 increased to $16.0 million compared to $15.0 million for the same period in 1994. The increase was due primarily to an increase of $.5 million in labor and employee benefit expenses, an increase of $.1 million in fleet expenses under a full service lease arrangement, an increase of $.2 million in full service commissions, and an increase of $.2 million in other expenses. Depreciation expense for the three months ended March 31, 1995 was $1.4 million, unchanged from the same period in 1994. Amortization of intangible assets decreased to $1.3 million from $1.4 million for the same period in 1994.

     As a result of the above factors, operating profit for the three months ended March 31, 1995 increased to $10.6 million, or 13.0% of net sales, compared to $9.1 million, or 12.3% of net sales, for the same period in 1994.

     Interest expense for the Company for the three months ended March 31, 1995 decreased to $5.4 million from $5.6 million for the same period in 1994 due to reduction of debt.

     Amortization of the Company's deferred debt issuance costs for the three months ended March 31, 1995 was $.3 million, unchanged from the same period in 1994.

     As a result of the above factors, the Company's income for the three months ended March 31, 1995 was $5.0 million compared to income of $3.2 million for the same period in 1994.

     Interest expense (including bond accretion on the Discount Notes) for Holdings for the three months ended March 31, 1995 increased to $7.9 million from $7.8 million for the same period in 1994. The increase was due to an increase in accretion of discount bonds, partially offset by reduced cash interest due to reduction of debt.

     Holdings' amortization of deferred debt issuance costs for the three months ended March 31, 1995 was $.4 million, unchanged from the same period in 1994.

     As a result of the above factors, Holdings generated a net income of $2.4 million for the three months ended March 31, 1995 compared to an income of $.9 million for the same period in 1994.

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

     The Company remains highly leveraged following the consummation of the transactions contemplated by the Recapitalization Plan. The Company's principal use of funds in the future will be the payment of principal and interest under the 1993 Bank Credit Agreement and the Senior Notes. As of March 31, 1995, approximately $65.9 million was outstanding under the term loan facility of the 1993 Bank Credit Agreement. The Company will be required to repay the principal under such term loan facility as follows: $11.7 million during the last nine months of 1995, $15.5 million in 1996, $17.2 million in each of 1997 and 1998 and $4.4 million in 1999, subject to reduction for mandatory and optional prepayments. In addition, the Company will be required to further retire the principal amount outstanding under the 1993 Bank Credit Agreement with Excess Cash Flow (as defined in the 1993 Bank Credit Agreement). It is expected that the Company's primary sources of financing for its future business activities will be funds from operations, together with additional borrowings under the revolving line of credit facility of the 1993 Bank Credit Agreement. Such revolving line of credit facility provides for revolving loans in an aggregate amount of up to $25 million with a $5 million sublimit for the issuance of letters of credit. The revolving line of credit facility of the 1993 Bank Credit Agreement will mature in 1999. During 1994, the Company purchased $8.0 million aggregate principal amount of its outstanding Senior Notes at an aggregate purchase price of $8.1 million. The purchase price was funded from cash on hand. In January 1995 the Company used its revolving line of credit to purchase an additional $5.0 million of its Senior Notes for $5.1 million.

     Because the obligations under the 1993 Bank Credit Agreement bear interest at floating rates, the Company will be sensitive to changes in prevailing interest races. As required by the 1993 Bank Credit Agreement, the Company entered into interest rate protection arrangements, expiring June 30, 1996, in an aggregate notional amount equal to $45 million, subject to reduction by $2 million at the end of each quarter starting with the quarter ending June 30, 1994.

     The Company had negative working capital of $4.7 million at March 31, 1995 compared to negative working capital of $9.8 million at December 31, 1994.

     Based on the Company' s anticipated operating results, management believes that the Company's future operating activities will generate sufficient cash flows to repay borrowings under the term loan facility of the 1993 Bank Credit Agreement as they become due and payable. However, based on such anticipated operating results, management does not expect that the Company's future operating activities will generate sufficient cash flows to repay the Senior Notes and the Discount Notes at their respective maturities. Accordingly, the Company and Holdings expect that they will be required to refinance all or substantially all of the Senior Notes and the Discount Notes at their respective maturities or sell equity or assets to fund the repayment of all or substantially all of the Senior Notes and the Discount Notes at their respective maturities, or effect a combination of the foregoing. While the Company and Holdings believe that they will be able to refinance the Senior Notes and the Discount Notes at or prior to their respective maturities, or raise sufficient funds through equity or asset sales to repay such indebtedness, or effect a combination of the foregoing, there can be no assurance that such will be the case.

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

     Management anticipates expansion related capital expenditures in 1995 and 1996 to service volume growth at several locations. During 1994 capital expenditures totaled $10.8 million. The Company anticipates that capital expenditures will total approximately $8.0 million to $8.5 million for each of the years 1995 through 1997.

                                     PART II

                                OTHER INFORMATION


     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  Exhibits

                    27.1  -   Financial Data Schedule of Dr Pepper Bottling
                              Holdings, Inc. and Subsidiary

                    27.2  -   Financial Data Schedule of Dr Pepper Bottling
                              Company of Texas

               (b)  Reports on Form 8-K

                    No reports on Form 8-K were filed for the three months ended March 31, 1995.

                                    SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DR PEPPER BOTTLING HOLDINGS, INC.



     Date:  May 15, 1995       /s/ Jim L. Turner
           --------------     ------------------------------
                              Jim L. Turner
                              Chairman of the Board/President



     Date:  May 15, 1995       /s/ C. Marvin Montgomery
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



     Date:  May 15, 1995       /s/ Jim L. Turner
           --------------     ------------------------------
                              Jim L. Turner
                              Chairman of the Board/President



     Date:  May 15, 1995       /s/ C. Marvin Montgomery
           --------------     ------------------------------
                              C. Marvin Montgomery
                              Vice President - Finance and
                              Chief Financial Officer