Form 10-Q
period 1995-06-30
DR PEPPER BOTTLING COMPANY OF TEXAS; DR PEPPER BOTTLING HOLDINGS INC
filed 1995-08-14
CIK 843397, 843396

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                            -------------------


                                 FORM 10-Q

                               -------------





[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1995
                                     or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to
     ___________

             Commission file numbers:  33-56292-01 and 33-56292


                     DR PEPPER BOTTLING HOLDINGS, INC.
                    DR PEPPER BOTTLING COMPANY OF TEXAS
---------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)

            Delaware                                  75-2275754
              Texas                                   75-2008278
--------------------------------           --------------------------------
 (State or Other Jurisdiction of            (I.R.S. Employer Identification
 Incorporation or Organization)                          No.)

                         2304 Century Center Blvd.
                            Irving, Texas  75062
                               (214) 579-1024
---------------------------------------------------------------------------
  (Address, Including Zip Code, and Telephone Number, Including Area Code
                of Registrant's Principal Executive Offices)


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

The number of shares outstanding of each of the issuers' classes of common stock as of June 30, 1995 was as follows: 13,642,168 shares of Class A Common Stock, par value $.01 per share, of Dr Pepper Bottling Holdings, Inc., and 100 shares of Common Stock, par value $.01 per share, of Dr Pepper Bottling Company of Texas.

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

                DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY

                      Consolidated Condensed Balance Sheets

                       June 30, 1995 and December 31, 1994
                                 (In thousands)

                                     ASSETS




                                                          June 30,
                                                            1995       December 31,
                                                         (Unaudited)       1994
                                                        -------------  ------------

       Current assets:
         Cash & cash equivalents                            $ 14,755      $  7,794
         Accounts receivable:
            Trade, less allowance for doubtful
            accounts of $487 in June 1995 and $371 in
            December 1994                                     25,987        24,479
            Other                                              4,748         3,463
         Inventories                                          13,285        12,183
         Prepaid expenses                                      6,425         5,671
                                                            --------      --------

              Total current assets                            65,200        53,590

       Property, plant and equipment, net                     65,709        65,946

       Other assets at amortized cost:
         Goodwill and other intangible assets                110,925       111,149
         Debt issuance costs                                   8,659         9,514
                                                            --------      --------


         Total assets                                       $250,493      $240,199
                                                            ========      ========



          See accompanying notes to consolidated condensed financial statements.

                DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY

                      Consolidated Condensed Balance Sheets

                       June 30, 1995 and December 31, 1994
                    (In thousands, except per share amounts)

                      LIABILITIES AND STOCKHOLDERS' DEFICIT




                                                          June 30,
                                                            1995       December 31,
                                                         (Unaudited)       1994
                                                        -------------  ------------

       Current liabilities:
         Accounts payable                                  $  29,108     $  34,285
         Accrued expenses                                     26,797        14,935
         Current maturities of long-term debt and
         obligations under capital leases (note 7)            15,255        14,448
                                                            --------      --------

              Total current liabilities                       71,160        63,668

       Long-term debt and obligations under capital
         leases, less current maturities (note 7)            284,796       287,099

       Cumulative redeemable senior exchangeable
         preferred stock, $.01 par value.  Authorized
         2,150 shares; issued and outstanding 1,510
         shares in 1995 and 1,430 shares in 1994;
         aggregate liquidation preference $37,750
         (note 10)                                            35,591        33,502

       Stockholders' deficit (notes 3 and 11):
         Class A common stock, $.01 par value.
            Authorized 20,000 shares; issued and
            outstanding 13,642 in 1995 and 1994                  136           136
         Additional paid-in capital                           14,383        14,383
         Consideration to continuing predecessor
            shareholders in excess of book value             (33,948)      (33,948)
         Deficit                                            (121,625)     (124,641)
                                                           ---------     ---------

              Total stockholders' deficit                   (141,054)     (144,070)
                                                           ---------     ---------


              Total liabilities and stockholders'
              deficit                                      $ 250,493     $ 240,199
                                                           =========     =========



          See accompanying notes to consolidated condensed financial statements.

                DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY

                 Consolidated Condensed Statements of Operations

                               For the Six Months
                          Ended June 30, 1995 and 1994
                    (In thousands, except per share amounts)

                                    UNAUDITED




                                          Three Months Ended     Six Months Ended
                                         -------------------   --------------------

                                          June 30,   June 30,  June 30,   June 30,
                                            1995       1994      1995       1994
                                         ---------   --------  --------   ---------


       Net sales                           $96,346   $86,776   $177,636   $160,769
       Cost of sales (note 12)              63,169    55,546    113,283    101,191
                                           -------   -------   --------   --------


       Gross profit                         33,177    31,230     64,353     59,578

       Operating expenses:
          Marketing expenses                 2,283     1,993      4,113      3,474
          Administrative and general
             expenses                       17,105    16,153     33,110     31,147
          Depreciation (note 12)             1,447     1,440      2,869      2,808
          Amortization of intangible
             assets                          1,319     1,288      2,641      2,657
                                           -------   -------   --------   --------


               Total operating expenses     22,154    20,874     42,733     40,086
                                           -------   -------   --------   --------


       Operating profit                     11,023    10,356     21,620     19,492

       Other expense (income):
          Interest expense                   5,271     5,587     10,634     11,161
          Amortization of deferred debt
             issuance costs                    428       428        856        856
          Gain from disposition of
             assets                              5                    4         (1)
          Bond accretion                     2,589     2,312      5,106      4,560
          Other                               (138)      (99)      (213)      (160)
                                           -------   -------   --------   --------


             Total other expense             8,155     8,228     16,387     16,416
                                           -------   -------   --------   --------


       Income before provision of
          income taxes                       2,868     2,128      5,233      3,076
       Provision for income taxes              128        35        128         70
                                           -------   -------   --------   --------

       Net income                            2,740     2,093      5,105      3,006
                                           =======   =======   ========   ========

       Net income per common share
          (note 14)                          $0.12     $0.08      $0.22      $0.08
                                            =====      =====     =====      ======


          See accompanying notes to consolidated condensed financial statements.

                DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY

            Consolidated Condensed Statement of Stockholders' Deficit
                                 (In thousands)


                                    UNAUDITED




                                                                                                 Consideration
                                                                                                 to continuing
                                                                                                  Predecessor
                                                                    Additional                    stockholders
                                                 Common Stock        paid-in                      in excess of
                                             ------------------

                                              Shares     Amount      capital        Deficit        book value        Totals
                                             -------    -------    ----------    -----------    --------------    ----------

 Balance at December 31, 1994                 13,642       $136       $14,383      ($124,641)       ($33,948)      ($144,070)

   Accretion of preferred stock (note 10)                                                (48)                            (48)
   Preferred stock dividend                                                             (983)                           (983)
   Net income                                                                          2,365                           2,365
                                             -------    -------      --------      ---------        --------       ---------

 Balance at March 31, 1995                    13,642        136       $14,383      ($123,307)       ($33,948)      ($142,736)
                                             =======    =======      ========      =========        ========       =========


   Accretion of preferred stock (note 10)                                                (48)                            (48)
   Preferred stock dividend                                                           (1,010)                         (1,010)
   Net income                                                                          2,740                           2,740
                                             -------    -------      --------      ---------        --------       ---------

 Balance at June 30, 1995                     13,642        136       $14,383      ($121,625)       ($33,948)      ($141,054)
                                             =======    =======      ========      =========        ========       =========



                            See accompanying notes to consolidated condensed financial statements.

                DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY

                 Consolidated Condensed Statements of Cash Flows

                 For the Six Months Ended June 30, 1995 and 1994
                                 (In thousands)

                                    UNAUDITED



                                                                    Six Months Ended
                                                               --------------------------

                                                                 June 30,      June 30,
                                                                   1995          1994
                                                               ------------  ------------

       Cash flows from operating activities:
          Net income                                               $ 5,105       $ 3,006
          Adjustments to reconcile net income to net
           cash provided by operating activities:
             Depreciation of property, plant and equipment           4,601         4,503
             Amortization of other assets                            3,497         3,512
             Accretion of discount on discount notes                 5,106         4,560
             Gain (loss) on sale of assets                               4            (1)
             Changes in assets and liabilities:
                Accounts receivable                                 (2,793)       (6,433)
                Inventories                                         (1,102)       (3,912)
                Prepaid assets                                        (754)       (1,672)
                Accounts payable                                    (5,178)        9,800
                Accrued expenses                                    11,863         5,763
                                                                   -------       -------

                       Total adjustments                            15,243        16,110
                                                                   -------       -------


                       Net cash provided by operating
                       activities                                   20,348        19,116

       Cash flows from investing activities:
          Cash paid for acquisition, net of cash acquired           (2,500)
          Additions to property, plant and equipment                (4,357)       (6,920)
          Proceeds from sale of property, plant and
             equipment                                                  72           485
                                                                   -------       -------


                       Net cash used in investing activities        (6,785)       (6,435)

       Cash flows from financing activities:
          Payment of long-term debt                                 (6,602)      (10,924)
          Proceeds from borrowings under credit agreement            5,000
          Purchase of senior notes                                  (5,000)
                                                                   -------       -------


                       Net cash used in financing activities        (6,602)      (10,924)

       Net increase in cash and cash equivalents                     6,961         1,757
       Cash and cash equivalents at beginning of year                7,794        16,955
                                                                   -------       -------

       Cash and cash equivalents at end of period                  $14,755       $18,712
                                                                   =======       =======


             See accompanying notes to consolidated condensed financial statements.

                       DR PEPPER BOTTLING COMPANY OF TEXAS

                            Condensed Balance Sheets

                       June 30, 1995 and December 31, 1994
                                 (In thousands)

                                     ASSETS



                                                          June 30,
                                                            1995       December 31,
                                                         (Unaudited)       1994
                                                        -------------  ------------

       Current assets:
         Cash & cash equivalents                            $ 14,730      $  7,769
         Accounts receivable:
            Trade, less allowance for doubtful
            accounts of $487 in June 1995 and $371 in
            December 1994                                     25,987        24,479
            Other                                              4,423         3,748
         Inventories                                          13,285        12,183
         Prepaid expenses                                      7,020         5,671
                                                            --------      --------

              Total current assets                            65,445        53,850

       Property, plant and equipment, net                     65,709        65,946

       Other assets at amortized cost:
         Goodwill and other intangible assets                110,925       111,149
         Debt issuance costs                                   6,179         6,871
                                                            --------      --------


         Total assets                                       $248,258      $237,816
                                                            ========      ========





                       DR PEPPER BOTTLING COMPANY OF TEXAS

                            Condensed Balance Sheets

                       June 30, 1995 and December 31, 1994
                    (In thousands, except per share amounts)

                      LIABILITIES AND STOCKHOLDERS' DEFICIT




                                                          June 30,
                                                            1995       December 31,
                                                         (Unaudited)       1994
                                                        -------------  ------------

       Current liabilities:
         Accounts payable                                  $  29,108     $  34,285
         Accrued expenses                                     26,797        14,935
            Current maturities of long-term debt and
            obligations under capital leases                  15,255        14,448
                                                            --------      --------

              Total current liabilities                       71,160        63,668

       Long-term debt and obligations under capital
         leases, less current maturities                     191,851       199,261

       Stockholders' deficit:
         Common stock, $.01 par value.  Authorized
            11,000 shares; issued and outstanding .1
            shares in 1995 and 1994                                1             1
         Additional paid-in capital                          110,227       110,227
            Consideration to continuing predecessor
              shareholders in excess of book value           (33,948)      (33,948)
         Deficit                                             (91,033)     (101,393)
                                                           ---------     ---------

              Total stockholders' deficit                    (14,753)      (25,113)
                                                           ---------     ---------


            Total liabilities and stockholders'
              deficit                                      $ 248,258     $ 237,816
                                                           =========     =========



                           DR PEPPER BOTTLING OF TEXAS

                       Condensed Statements of Operations

                               For the Six Months
                          Ended June 30, 1995 and 1994
                                 (In thousands)

                                    UNAUDITED



                                          Three Months Ended     Six Months Ended
                                         -------------------   --------------------

                                          June 30,   June 30,  June 30,   June 30,
                                            1995       1994      1995       1994
                                         ---------   --------  --------   ---------


       Net sales                           $96,346   $86,776   $177,636   $160,769
       Cost of sales                        63,169    55,546    113,283    101,191
                                           -------   -------   --------   --------


       Gross profit                         33,177    31,230     64,353     59,578

       Operating expenses:
          Marketing expenses                 2,283     1,993      4,113      3,474
          Administrative and general
             expenses                       17,105    16,153     33,110     31,147
          Depreciation                       1,447     1,440      2,869      2,808
          Amortization of intangible
             assets                          1,319     1,288      2,641      2,657
                                           -------   -------   --------   --------


               Total operating expenses     22,154    20,874     42,733     40,086
                                           -------   -------   --------   --------


       Operating profit                     11,023    10,356     21,620     19,492

       Other expense (income):
          Interest expense                   5,271     5,587     10,634     11,161
          Amortization of deferred debt
             issuance costs                    346       346        692        692
          Gain from disposition of
             assets                              5                    4         (1)
          Other                               (130)      (92)      (198)      (149)
                                           -------   -------    -------   --------


             Total other expense             5,492     5,841     11,132     11,703
                                           -------   -------    -------   --------


       Income before provision of
          income taxes                       5,531     4,515     10,488      7,789
       Provision for income taxes              128        35        128         70
                                           -------   -------   --------   --------


       Net income                            5,403     4,480     10,360      7,719
                                           =======   =======    =======   ========












                       DR PEPPER BOTTLING COMPANY OF TEXAS

                  Condensed Statement of Stockholders' Deficit
                                 (In thousands)


                                    UNAUDITED



                                                                                                  Consideration
                                                                                                  to continuing
                                                                                                   Predecessor
                                                                   Additional                     stockholders
                                               Common Stock         paid-in                       in excess of
                                           ------------------

                                            Shares     Amount       capital         Deficit        book value        Totals
                                           -------    -------    ------------    ------------    --------------   ----------

 Balance at December 31, 1994                  0.1         $1        $110,227       ($101,393)         ($33,948)     ($25,113)
   Net income                                                                           4,957                           4,957
                                            ------     ------        --------       ---------         --------      --------

 Balance at March 31, 1995                     0.1         $1        $110,227       ($ 96,436)         ($33,948)     ($20,156)
                                            ======     ======        ========       =========         ========      ========

   Net income                                                                           5,403                           5,403
                                            ------     ------        --------       ---------         --------      --------

 Balance at June 30, 1995                      0.1         $1        $110,227       ($ 91,033)         ($33,948)     ($14,753)
                                            ======     ======        ========       =========         ========      ========



                       DR PEPPER BOTTLING COMPANY OF TEXAS

                       Condensed Statements of Cash Flows

                 For the Six Months Ended June 30, 1995 and 1994
                                 (In thousands)

                                    UNAUDITED



                                                                   Six Months Ended
                                                             ----------------------------

                                                                June 30,       June 30,
                                                                  1995           1994
                                                             -------------  -------------

       Cash flows from operating activities:
          Net income                                              $10,360        $ 7,719
          Adjustments to reconcile net income to net
              cash provided by operating activities:
             Depreciation of property, plant and equipment          4,601          4,503
             Amortization of other assets                           3,333          3,349
             Gain (loss) on sale of assets                              4             (1)
             Changes in assets and liabilities:
                Accounts receivable                                (2,778)        (6,433)
                Inventories                                        (1,102)        (3,912)
                Prepaid assets                                       (754)        (1,672)
                Accounts payable                                   (5,178)         9,800
                Accrued expenses                                   11,862          5,763
                                                                  -------       --------


                       Total adjustments                            9,988         11,397
                                                                  -------       --------


                       Net cash provided by operating
                       activities                                  20,348         19,116

       Cash flows from investing activities:
          Cash paid for acquisition, net of cash acquired          (2,500)
          Additions to property, plant and equipment               (4,357)        (6,920)
          Proceeds from sale of property, plant and
             equipment                                                 72            485
                                                                  -------       --------


                       Net cash used in investing
                       activities                                  (6,785)        (6,435)

       Cash flows from financing activities:
          Payment of long-term debt                                (6,602)       (10,924)
          Proceeds from borrowings under credit agreement           5,000
          Purchase of senior notes                                 (5,000)
                                                                  -------       --------


                       Net cash used in financing
                       activities                                  (6,602)       (10,924)
                                                                  -------       --------


       Net increase in cash and cash equivalents                    6,961          1,757


       Cash and cash equivalents at beginning of year               7,769         16,930
                                                                  -------       --------


       Cash and cash equivalents at end of period                $ 14,730       $ 18,687
                                                                 ========       ========



                DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY

              Notes to Consolidated Condensed Financial Statements
                                    Unaudited
                                  June 30, 1995


     1.   GENERAL
          -------
          The accompanying consolidated condensed balance sheets of Dr Pepper Bottling Holdings, Inc. ("Holdings") and its wholly owned subsidiary, Dr Pepper Bottling Company of Texas (the "Company" or "Subsidiary"), as of June 30, 1995, and December 31, 1994, the related consolidated condensed statements of operations for the three months and six months ended June 30, 1995 and 1994, the related consolidated condensed statements of stockholders' deficit for the six months ended June 30, 1995, and the related consolidated condensed statements of cash flows for the six months ended June 30, 1995 and 1994 are unaudited but, in the opinion of the Company and Holdings, reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Such financial statements are for interim periods and do not include all detail normally provided in annual financial statements and should be read in conjunction with the financial statements of the Company and Holdings, and notes thereto, included in the Prospectus of the Company and Holdings, dated May 9, 1995, relating to the Company's 10 1/4% Senior Notes due 2000 (the "Senior Notes") and Holdings' 11 5/8% Senior Discount Notes due 2003 (the "Discount Notes"), filed with the Securities and Exchange Commission (File Nos. 33-56292 and 33-56292-01, respectively) (the "Prospectus").

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

     4.   BUSINESSES ACQUIRED
          -------------------
          On April 13, 1993, pursuing its operating strategy of acquiring contiguous bottling territories, the Company acquired all of the operating assets of Dr Pepper Bottling Company of Galveston, Inc. for $9 million in cash and $1 million payable over five years under a non-competition agreement.

          On June 15, 1995, the Company acquired the stock of Big Red Distributing, Inc., which held franchises to distribute certain soft drink products in the Waco, Texas area, for $2.5 million in cash.

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

     7.   LONG-TERM DEBT
          --------------
          Long-term debt at June 30, 1995 and December 31, 1994 is summarized as follows:



                                                   (In thousands)
                                                 June 30,   Dec. 31,
                                                   1995       1994
                                                ---------- ----------


      Facility A borrowing under 1993
        Bank Credit Agreement                    $ 61,797   $ 68,069
      Facility B borrowing under 1993
        Bank Credit Agreement                       5,000
      Sale/leaseback borrowings,
        due in monthly installments
        of $333,167 through June 2014              26,849     27,019
      Capital lease obligations                                    4
      Senior notes,
        due February 15, 2000                     112,000    117,000
      Discount notes,
        due February 15, 2003                      90,944     87,838
      Covenant not to compete;
        liability at present value
        of payments                                 1,461      1,617
                                                 --------   --------

                                                 $300,051   $301,547

      Less current portion                         15,255     14,448
                                                 --------   --------


                                                 $284,796   $287,099
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

          During 1994, the Company purchased $8.0 million aggregate principal amount of its outstanding Senior Notes at an aggregate purchase price of $8.2 million. The purchase price was funded from cash on hand. In January 1995, the Company used the revolving line of credit facility to purchase an additional $5.0 million of its Senior Notes for $5.1 million.

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

     12.  DEPRECIATION EXPENSES
          ---------------------
          Depreciation expenses included in cost of sales and in operating expenses are as follows:



                                (In thousands)       (In thousands)
                               Three Mos. Ended      Six Mos. Ended
                              ------------------  ------------------

                              June 30,  June 30,   June 30,  June 30,
                                1995      1994       1995      1994
                              --------  --------  --------   --------


      Cost of sales            $  840     $  845    $1,732    $1,695
      Operating expenses        1,447      1,440     2,869     2,808
                               ------     ------    ------    ------

      Total depreciation       $2,287     $2,285    $4,601    $4,503
                               ======     ======    ======    ======



     13.  CHANGE IN ACCOUNTING PRINCIPLES - ACCOUNTING FOR INCOME TAXES
          -------------------------------------------------------------
          (DOLLAR AMOUNTS IN THOUSANDS)
          -----------------------------

          Under the asset and liability method of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement 109), deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

          Income tax expense attributable to income from continuing operations was $140 for the year ended December 31, 1994, and differed from the amount computed by applying the U.S. federal income tax rate of 34 percent to pretax income from continuing operations as a result of the following:



                                                              1994
                                                           ----------


           Computed "expected tax expense                    $   997
           Changes in income taxes resulting from
                utilization of net operating loss
                carry-forward                                 (1,340)
           Amortization of goodwill                               65
           Alternative minimum tax                               140
           Other                                                 178
                                                             -------

                Total income tax expense                     $   140
                                                             =======



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

     14.  NET INCOME PER COMMON SHARE
          ---------------------------
          The net income per common share is computed by dividing net income, adjusted for dividends on Holdings' preferred stock and accretion of preferred stock for the difference between the carrying value and liquidation preference, by the weighted average number of common shares outstanding during each period.



                                         (In thousands)          (In thousands)
                                        Three Mos. Ended         Six Mos. Ended
                                     ----------------------  ----------------------

                                      June 30,    June 30,    June 30,    June 30,
                                        1995        1994        1995        1994
                                     ----------  ---------   ---------  ----------

       Net income                      $ 2,740     $ 2,093    $ 5,105      $ 3,006
       Preferred stock dividends        (1,010)       (907)    (1,993)      (1,789)
       Accretion of preferred stock        (48)        (47)       (96)         (94)
                                       -------     -------    -------      -------

                                       $ 1,682     $ 1,139    $ 3,016      $ 1,123
       Common shares outstanding        13,642      13,642     13,642       13,642
       Net income per common stock     $   .12     $   .08    $   .22      $   .08
                                       =======     =======    =======      =======



                DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                                  June 30, 1995


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

     RESULTS OF OPERATIONS   --    THREE MONTHS ENDED JUNE 30, 1995
     ---------------------         --------------------------------
                                   COMPARED TO THREE MONTHS ENDED JUNE 30,
                                   ---------------------------------------
                                   1994
                                   ----
     Net sales, excluding contract net sales, for the three months ended June 30, 1995, increased to $90.2 million compared to $79.3 million for the same period in 1994. The increase was due to a 7.3% increase in franchise case sales attributable to the addition of Arizona Iced Tea and above average growth in Dr Pepper, Squirt, Country Time, Yoo-Hoo, Sunkist and Evian. Contract net sales for the three months ended June 30, 1995 decreased 17.8% from the same period in 1994 due to a decrease in both regular contract sales and private label contract sales. As a result of the foregoing, net sales for the three months ended June 30, 1995 increased 11.0% to $96.3 million compared to $86.8 million for the same period in 1994.

     Cost of sales for the three months ended June 30, 1995 increased to $63.2 million compared to $55.5 million for the same period in 1994. The increase was due primarily to an increase in franchise case sales as well as increases in the prices paid by the Company for certain raw materials, primarily concentrate, cans, and plastic bottles. These increased costs were partially offset by reduced cost of sweetener.
     As a percentage of net sales, cost of sales for the three months ended June 30, 1995 increased to 65.6% from 64.0% for the same period in 1994.

     Marketing expenses for the three months ended June 30, 1995 were $2.3 million, compared to $2.0 million for the same period in 1994. Marketing expenses represented approximately 2% of net sales in each period.

     Administrative and general expenses for the three months ended June 30, 1995 increased to $17.1 million compared to $16.2 million for the same period in 1994. The increase was due primarily to an increase of $.3 million in labor and employee benefit expenses, an increase of $.1 million in fleet expenses under a full service lease arrangement, an increase of $50,000 in auto insurance, an increase of $.1 million in full service commissions, an increase of $.l million in breakage and shrinkage, an increase of $.1 million in pallet expense and an increase of $.2 million in other expenses. Depreciation expense for the three months ended June 30, 1995 was $1.4 million, unchanged from the same period in 1994. Amortization of intangible assets for the three months ended June 30, 1995 was $1.3 million, unchanged from the same period in 1994.

     As a result of the above factors, operating profit for the three months ended June 30, 1995 increased to $11.0 million, or 11.4% of net sales, compared to $10.4 million, or 11.9% of net sales, for the same period in 1994.

     Interest expense for the Company for the three months ended June 30, 1995 decreased to $5.3 million from $5.6 million for the same period in 1994 due to reduction of debt.

     Amortization of the Company's deferred debt issuance costs for the three months ended June 30, 1995 was $.3 million, unchanged from the same period in 1994.

     As a result of the above factors, the Company's income before provision for income taxes for the three months ended June 30, 1995 was $5.5 million compared to $4.5 million for the same period in 1994. The provision for income taxes increased to $.l million from $35,000 for the same period in 1994. Net income of the Company for the three months ended June 30, 1995 increased to $5.4 million from $4.5 million for the same period in 1994.

     Interest expense (including bond accretion on the Discount Notes) for Holdings for the three months ended June 30, 1995 was $7.9 million, unchanged from the same period in 1994.

     Holdings' amortization of deferred debt issuance costs for the three months ended June 30, 1995 was $.4 million, unchanged from the same period in 1994.

     As a result of the above factors, Holdings generated a net income after provision for income taxes of $2.7 million for the three months ended June 30, 1995 compared to $2.1 million for the same period in 1994.

     RESULTS OF OPERATIONS   --    SIX MONTHS ENDED JUNE 30, 1995 COMPARED
     ---------------------         ---------------------------------------
                                   TO SIX MONTHS ENDED JUNE 30, 1994
                                   ---------------------------------

     Net sales, excluding contract net sales, for the six months ended June 30, 1995 increased to $166.6 million compared to $148.3 million for the same period in 1994. The increase was due to a 5.1% increase in franchise case sales attributable to the addition of Arizona Iced Tea and above average growth in Dr Pepper, Canada Dry, Sunkist and Evian. Contract net sales for the six months ended June 30, 1995 decreased 12.0% from the same period in 1994 due to a decrease in both regular contract sales and private label contract sales. As a result of the foregoing, net sales for the six months ended June 30, 1995 increased 10.5% to $177.6 million compared to $160.8 million for the same period in 1994.

     Cost of sales for the six months ended June 30, 1995 increased to $113.3 million compared to $101.2 million for the same period in 1994. The increase was due primarily to an increase in franchise case sales as well as increases in the prices paid by the Company for certain raw materials, primarily concentrate, cans, and plastic bottles. These increased costs were partially offset by reduced cost of sweetener. As a percentage of net sales, cost of sales for the six months ended June 30, 1995 increased to 63.8% from 62.9% for the same period in 1994.

     Marketing expenses for the six months ended June 30, 1995 were $4.1 million, compared to $3.5 million for the same period in 1994. Marketing expenses represented approximately 2% of net sales in each period.

     Administrative and general expenses for the six months ended June 30, 1995 increased to $33.1 million compared to $31.1 million for the same period in 1994. The increase was due primarily to an increase of $.8 million in labor and employee benefit expenses, an increase of $.2 million in fleet expenses under a full service lease arrangement, an increase of $.1 in auto insurance, an increase of $.2 million in full service commissions, an increase of $.2 million in breakage and shrinkage, an increase of $.1 million in pallet expense, an increase of $.1 million in materials and supplies, and an increase of $.3 million in other expenses. Depreciation expense for the six months ended June 30, 1995 increased to $2.9 million compared to $2.8 million for the same period in 1994. Amortization of intangible assets for the six months ended June 30, 1995 was $2.6 million, unchanged from the same period in 1994.

     As a result of the above factors, operating profit for the six months ended June 30, 1995 increased to $21.6 million, or l2.2% of net sales, compared to $19.5 million, or 12.1% of net sales, for the same period in 1994.

     Interest expense for the Company for the six months ended June 30, 1995 decreased to $10.6 million from $11.2 million for the same period in 1994 due to reduction of debt.

     Amortization of the Company's deferred debt issuance costs for the six months ended June 30, 1995 was $.7 million, unchanged from the same period in 1994.

     As a result of the above factors, the Company's income before provision for income taxes for the six months ended June 30, 1995 was $10.5 million compared to $7.8 million for the same period in 1994. The provision for income taxes increased to $.1 million from $70,000 for the same period in 1994. Net income of the Company for the six months ended June 30, 1995 increased to $10.4 million from $7.8 million for the same period in 1994.

     Interest expense (including bond accretion on the Discount Notes) for Holdings for the six months ended June 30, 1995 was $15.7 million, unchanged from the same period in 1994.

     Holdings' amortization of deferred debt issuance costs for the six months ended June 30, 1995 was $.9 million, unchanged from the same period in 1994.

     As a result of the above factors, Holdings generated a net income $5.1 million after provision of income taxes for the six months ended June 30, 1995 compared to $3.0 million for the same period in 1994.

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

     The Company remains highly leveraged following the consummation of the transactions contemplated by the Recapitalization Plan. The Company's principal use of funds in the future will be the payment of principal and interest under the 1993 Bank Credit Agreement and the Senior Notes. As of June 30, 1995, approximately $61.8 million was outstanding under the term loan facility of the 1993 Bank Credit Agreement. The Company will be required to repay the principal under such term loan facility as follows: $7.6 million during the last six months of 1995, $15.5 million in 1996, $17.2 million in each of 1997 and 1998 and $4.3 million in 1999, subject to reduction for mandatory and optional prepayments. In addition, the Company will be required to further retire the principal amount outstanding under the 1993 Bank Credit Agreement with Excess Cash Flow (as defined in the 1993 Bank Credit Agreement). It is expected that the Company's primary sources of financing for its future business activities will be funds from operations, together with additional borrowings under the revolving line of credit facility of the 1993 Bank Credit Agreement. Such revolving line of credit facility provides for revolving loans in an aggregate amount of up to $25 million with a $5 million sublimit for the issuance of letters of credit. The revolving line of credit facility of the 1993 Bank Credit Agreement will mature in 1999.
     During 1994, the Company purchased $8.0 million aggregate principal amount of its outstanding Senior Notes at an aggregate purchase price of $8.1 million. The purchase price was funded from cash on hand. In January 1995 the company used its revolving line of credit to purchase an additional $5.0 million of its Senior Notes for $5.1 million.

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

     The Company had negative working capital of $5.7 million at June 30, 1995 compared to negative working capital of $9.8 million at December 31, 1994.

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

     Management anticipates expansion related capital expenditures in 1995 and 1996 to service volume growth at several locations. During 1994 capital expenditures totaled $10.8 million. The Company anticipates that capital expenditures will total approximately $9.0 million to $10.0 million for each of the years 1995 through 1997.

                                     PART II

                                OTHER INFORMATION

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits

                    10.112  - Second Amendment to Amended and Restated
                              Credit Agreement, dated as of July 14, 1995, among Dr Pepper Bottling Company of Texas and Texas Commerce Bank National Association, as Agent

                    27.1    - Financial Data Schedule of Dr Pepper Bottling
                              Holdings, Inc. and Subsidiary

                    27.2    - Financial Data Schedule of Dr Pepper Bottling
                              Company of Texas

               (b)  Reports on Form 8-K

                    No reports on Form 8-K were filed for the three months ended June 30, 1995.

                                    SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DR PEPPER BOTTLING HOLDINGS, INC.



     Date:  August 14, 1995              /s/ Jim L. Turner
           -----------------            ------------------------------
                                        Jim L. Turner
                                        Chairman of the Board/President



     Date:  August 14, 1995              /s/ C. Marvin Montgomery
           -----------------            ------------------------------
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


                                   DR PEPPER BOTTLING COMPANY OF TEXAS



     Date:  August 14, 1995              /s/ Jim L. Turner
           -----------------            ------------------------------
                                        Jim L. Turner
                                        Chairman of the Board/President



     Date:  August 14, 1995              /s/ C. Marvin Montgomery
           -----------------            ------------------------------
                                        C. Marvin Montgomery
                                        Vice President - Finance and
                                        Chief Financial Officer