Form 10-Q
period 1995-09-30
DR PEPPER BOTTLING COMPANY OF TEXAS; DR PEPPER BOTTLING HOLDINGS INC
filed 1995-11-14
CIK 843397, 843396

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                            -------------------

                                 FORM 10-Q

                               -------------



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1995
                                     or

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

The number of shares outstanding of each of the issuers' classes of common stock as of September 30, 1995 was as follows: 13,642,168 shares of Class A Common Stock, par value $.01 per share, of Dr Pepper Bottling Holdings, Inc., and 100 shares of Common Stock, par value $.01 per share, of Dr Pepper Bottling Company of Texas.

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

                DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                    September 30, 1995 and December 31, 1994
                                 (In thousands)

                                     ASSETS




                                                        September 30,
                                                            1995       December 31,
                                                         (Unaudited)       1994
                                                        -------------  ------------


       Current assets:
         Cash & cash equivalents                            $ 14,795      $  7,794
         Accounts receivable:
            Trade, less allowance for doubtful
            accounts of $530 in September 1995 and
            $371 in December 1994                             24,623        24,479
            Other                                              3,623         3,463
         Inventories                                          13,892        12,183
         Prepaid expenses                                      7,138         5,671
                                                            --------      --------

              Total current assets                            64,071        53,590

       Property, plant and equipment, net                     65,356        65,946

       Other assets at amortized cost:
         Goodwill and other intangible assets                109,607       111,149
         Debt issuance costs                                   8,230         9,514
                                                            --------      --------


         Total assets                                       $247,264      $240,199
                                                            ========      ========



               See accompanying notes to consolidated financial statements.

                DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                    September 30, 1995 and December 31, 1994
                    (In thousands, except per share amounts)

                      LIABILITIES AND STOCKHOLDERS' DEFICIT




                                                        September 30,
                                                            1995       December 31,
                                                         (Unaudited)       1994
                                                        -------------  ------------


       Current liabilities:
         Accounts payable                                  $  27,763     $  34,285
         Accrued expenses                                     24,242        14,935
         Current maturities of long-term debt and
         obligations under capital leases (note 7)            15,792        14,448
                                                            --------      --------

              Total current liabilities                       67,797        63,668

       Long-term debt and obligations under capital
         leases, less current maturities (note 7)            282,620       287,099

       Cumulative redeemable senior exchangeable
         preferred stock, $.01 par value.  Authorized
         2,150 shares; issued and outstanding 1,511
         shares in 1995 and 1,430 shares in 1994;
         aggregate liquidation preference $38,775
         (note 10)                                            36,677        33,502

       Stockholders' deficit (notes 3 and 11):
         Class A common stock, $.01 par value.
            Authorized 20,000 shares; issued and
            outstanding 13,642 in 1995 and 1994                  136           136
         Additional paid-in capital                           14,383        14,383
         Consideration to continuing predecessor
            shareholders in excess of book value             (33,948)      (33,948)
         Deficit                                            (120,401)     (124,641)
                                                           ---------     ---------

              Total stockholders' deficit                   (139,830)     (144,070)
                                                           ---------     ---------


              Total liabilities and stockholders'
              deficit                                      $ 247,264     $ 240,199
                                                           =========     =========



               See accompanying notes to consolidated financial statements.

                DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

                               For the Nine Months
                        Ended September 30, 1995 and 1994
                    (In thousands, except per share amounts)

                                    UNAUDITED




                                                           Three Months Ended                Nine Months Ended
                                                      -----------------------------   -----------------------------

                                                      September 30,   September 30,   September 30,   September 30,
                                                          1995             1994            1995            1994
                                                      -------------   -------------   -------------   -------------


         Net sales                                      $101,612         $91,232         $279,247        $252,002
         Cost of sales (note 12)                          67,480          59,994          180,763         161,185
                                                         -------         -------        --------         --------


         Gross profit                                     34,132          31,238           98,484          90,817

         Operating expenses:
            Marketing expenses                             2,535           1,938            6,647           5,413
            Administrative and general expenses           18,300          16,886           51,410          48,033
            Depreciation (note 12)                         1,510           1,440            4,379           4,248
            Amortization of intangible assets              1,361           1,289            4,002           3,946
                                                         -------         -------        --------         --------


                    Total operating expenses              23,706          21,553           66,438          61,640
                                                         -------         -------        --------         --------


         Operating profit                                 10,426           9,685           32,046          29,177

         Other expense (income):
            Interest expense                               5,155           5,556           15,790          16,717
            Amortization of deferred debt
                  issuance costs                             428             428            1,283           1,283
            Gain from disposition of assets                   (4)             (7)                              (8)
            Bond accretion                                 2,664           2,379            7,769           6,939
            Other                                           (190)           (102)            (403)           (260)
                                                         -------         -------        --------         --------


                  Total other expense                      8,053           8,254           24,439          24,671
                                                         -------         -------        --------         --------


         Income before provision for
            income taxes                                   2,373           1,431            7,607           4,506
         Provision for income taxes                           64              35              192             105
                                                         -------         -------        --------         --------


         Net income                                        2,309           1,396            7,415           4,401
                                                         =======         =======        ========         ========

         Net income per common share (note 14)           $  0.09         $  0.03        $   0.31        $   0.11
                                                         =======         =======        ========        ========


                                 See accompanying notes to consolidated financial statements.


                DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY

                 Consolidated Statement of Stockholders' Deficit
                                 (In thousands)


                                    UNAUDITED




                                                                                                 Consideration
                                                                                                 to continuing
                                                                                                  Predecessor
                                                                    Additional                    stockholders
                                                 Common Stock        paid-in                      in excess of
                                             ------------------

                                              Shares     Amount      capital        Deficit        book value        Totals
                                             -------    -------    ----------    -----------    --------------    ----------


 Balance at December 31, 1994                 13,642       $136       $14,383      ($124,641)       ($33,948)      ($144,070)

   Accretion of preferred stock (note 10)                                                (48)                            (48)
   Preferred stock dividend                                                             (983)                           (983)
   Net income                                                                          2,365                           2,365
                                             -------    -------      --------      ---------        --------       ---------

 Balance at March 31, 1995                    13,642       $136       $14,383      ($123,307)       ($33,948)      ($142,736)
                                             =======    =======      ========      =========        ========       =========


   Accretion of preferred stock (note 10)                                                (48)                            (48)
   Preferred stock dividend                                                           (1,010)                         (1,010)
   Net income                                                                          2,740                           2,740
                                             -------    -------      --------      ---------        --------       ---------

 Balance at June 30, 1995                     13,642       $136       $14,383      ($121,625)       ($33,948)      ($141,054)
                                             =======    =======      ========      =========        ========       =========


   Accretion of preferred stock (note 10)                                                (48)                            (48)
   Preferred stock dividend                                                           (1,037)                         (1,037)
   Net income (loss)                                                                   2,309                           2,309
                                             -------    -------      --------      ---------        --------       ---------

 Balance at September 30, 1995                13,642       $136       $14,383      ($120,401)       ($33,948)      ($139,830)
                                             =======    =======      ========      =========        ========       =========



                                 See accompanying notes to consolidated financial statements.

                DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

              For the Nine Months Ended September 30, 1995 and 1994
                                 (In thousands)

                                    UNAUDITED



                                                                   Nine Months Ended
                                                             ----------------------------

                                                             September 30,  September 30,
                                                                  1995           1994
                                                             -------------  -------------


       Cash flows from operating activities:
          Net income                                              $ 7,415        $ 4,401
          Adjustments to reconcile net income to net
           cash provided by operating activities:
             Depreciation of property, plant and equipment          6,948          6,821
             Amortization of other assets                           5,285          5,229
             Accretion of discount on discount notes                7,769          6,939
             Gain on sale of assets                                     0             (8)
             Changes in assets and liabilities:
                Accounts receivable                                  (304)        (3,467)
                Inventories                                        (1,710)        (6,624)
                Prepaid assets                                     (1,466)        (2,235)
                Accounts payable                                   (6,523)         5,915
                Accrued expenses                                    9,308          3,288
                                                                  -------        -------

                       Total adjustments                           19,307         15,858
                                                                  -------        -------


                       Net cash provided by operating
                       activities                                  26,722         20,259

       Cash flows from investing activities:
          Cash paid for acquisition, net of cash acquired          (2,542)
          Additions to property, plant and equipment               (6,350)        (8,052)
          Proceeds from sale of property, plant and
             equipment                                                 75            280
                                                                  -------        -------


                       Net cash used in investing
                       activities                                  (8,817)        (7,772)

       Cash flows from financing activities:
          Payment of long-term debt                               (10,904)       (14,704)
          Proceeds from borrowings under credit agreement           5,000
          Purchase of senior notes                                 (5,000)
                                                                  -------        -------


                       Net cash used in financing
                       activities                                 (10,904)       (14,704)

       Net increase in cash and cash equivalents                    7,001         (2,217)
       Cash and cash equivalents at beginning of year               7,794         16,955
                                                                  -------        -------

       Cash and cash equivalents at end of period                 $14,795        $14,738
                                                                  =======        =======


                  See accompanying notes to consolidated financial statements.

                       DR PEPPER BOTTLING COMPANY OF TEXAS

                                 Balance Sheets

                    September 30, 1995 and December 31, 1994
                                 (In thousands)

                                     ASSETS



                                                      September 30,
                                                           1995        December 31,
                                                       (Unaudited)         1994
                                                     ----------------  ------------


       Current assets:
         Cash & cash equivalents                            $ 14,770      $  7,769
         Accounts receivable:
            Trade, less allowance for doubtful
            accounts of $530 in September 1995 and
            $371 in December 1994                             24,624        24,479
            Other                                              3,291         3,748
         Inventories                                          13,893        12,183
         Prepaid expenses                                      7,732         5,671
                                                            --------      --------

              Total current assets                            64,310        53,850

       Property, plant and equipment, net                     65,356        65,946

       Other assets at amortized cost:
         Goodwill and other intangible assets                109,607       111,149
         Debt issuance costs                                   5,831         6,871
                                                            --------      --------


         Total assets                                       $245,104      $237,816
                                                            ========      ========





                       DR PEPPER BOTTLING COMPANY OF TEXAS

                                 Balance Sheets

                    September 30, 1995 and December 31, 1994
                    (In thousands, except per share amounts)

                      LIABILITIES AND STOCKHOLDERS' DEFICIT




                                                        September 30,
                                                            1995       December 31,
                                                         (Unaudited)       1994
                                                        -------------  ------------


       Current liabilities:
         Accounts payable                                  $  27,763     $  34,285
         Accrued expenses                                     24,242        14,935
         Current maturities of long-term debt and
            obligations under capital leases                  15,792        14,448
                                                            --------      --------

              Total current liabilities                       67,797        63,668

       Long-term debt and obligations under capital
         leases, less current maturities                     187,012       199,261

       Stockholders' deficit:
         Common stock, $.01 par value.  Authorized
            11,000 shares; issued and outstanding .1
            shares in 1995 and 1994                                1             1
         Additional paid-in capital (note 2)                 110,228       110,227
         Consideration to continuing predecessor
            shareholders in excess of book value             (33,948)      (33,948)
         Deficit                                             (85,986)     (101,393)
                                                           ---------     ---------

              Total stockholders' deficit                     (9,705)      (25,113)
                                                           ---------     ---------

            Total liabilities and stockholders'
              deficit                                      $ 245,104     $ 237,816
                                                           =========     =========



                           DR PEPPER BOTTLING OF TEXAS

                            Statements of Operations

                               For the Nine Months
                        Ended September 30, 1995 and 1994
                                 (In thousands)

                                    UNAUDITED



                                                           Three Months Ended                Nine Months Ended
                                                    ------------------------------     -----------------------------

                                                     September 30,    September 30,    September 30,    September 30,
                                                          1995             1994            1995             1994
                                                    --------------    -------------    -------------   -------------


         Net sales                                        $101,612          $91,232        $279,247         $252,002
         Cost of sales                                      67,480           59,994         180,763          161,185
                                                           -------          -------        --------         --------


         Gross profit                                       34,132           31,238          98,484           90,817

         Operating expenses:
            Marketing expenses                               2,535            1,937           6,647            5,413
            Administrative and general expenses             18,300           16,885          51,410           48,032
            Depreciation                                     1,510            1,440           4,379            4,248
            Amortization of intangible assets                1,361            1,289           4,002            3,946
                                                           -------          -------        --------         --------

                    Total operating expenses                23,706           21,551          66,438           61,639
                                                           -------          -------        --------         --------

         Operating profit                                   10,426            9,687          32,046           29,178

         Other expense (income):
            Interest expense                                 5,155            5,556          15,790           16,717
            Amortization of deferred debt
                  issuance costs                               346              346           1,038            1,038
            Gain from disposition of assets                     (4)              (7)                              (8)
            Other                                             (183)             (94)           (381)            (244)
                                                           -------          -------         -------         --------

                  Total other expense                        5,314            5,801          16,447           17,503
                                                           -------          -------         -------         --------

         Income before provision for
            income taxes                                     5,112            3,886          15,599           11,675
         Provision for income taxes                             64               35             192              105
                                                           -------          -------        --------         --------

         Net income                                          5,048            3,851          15,407           11,570
                                                           =======          =======         =======         ========



                       DR PEPPER BOTTLING COMPANY OF TEXAS

                       Statement of Stockholders' Deficit
                                 (In thousands)


                                    UNAUDITED



                                                                                                  Consideration
                                                                                                  to continuing
                                                                                                   Predecessor
                                                                   Additional                     stockholders
                                               Common Stock         paid-in                       in excess of
                                           ------------------

                                            Shares     Amount       capital         Deficit        book value        Totals
                                           -------    -------    ------------    ------------    --------------   ----------


 Balance at December 31, 1994                  0.1         $1        $110,227       ($101,393)        ($33,948)     ($25,113)
   Net income                                                                           4,957                          4,957
                                            ------     ------        --------       ---------         --------      --------

 Balance at March 31, 1995                     0.1         $1        $110,227       ($ 96,436)        ($33,948)     ($20,156)
                                            ======     ======        ========       =========         ========      ========

   Net income                                                                           5,403                          5,403
                                            ------     ------        --------       ---------         --------      --------

 Balance at June 30, 1995                      0.1         $1        $110,227       ($ 91,033)        ($33,948)     ($14,753)
                                            ======     ======        ========       =========         ========      ========

   Net income                                                                           5,048                          5,048
                                            ------     ------        --------       ---------         --------      --------

 Balance at September 30, 1995                 0.1         $1        $110,227       ($ 85,985)        ($33,948)     ($9,705)
                                            ======     ======        ========       =========         ========      ========



                       DR PEPPER BOTTLING COMPANY OF TEXAS

                            Statements of Cash Flows

              For the Nine Months Ended September 30, 1995 and 1994
                                 (In thousands)

                                    UNAUDITED



                                                                   Nine Months Ended
                                                             ----------------------------

                                                             September 30,  September 30,
                                                                  1995           1994
                                                             -------------  -------------


       Cash flows from operating activities:
          Net income                                              $15,407        $11,569
          Adjustments to reconcile net income to net
              cash provided by operating activities:
             Depreciation of property, plant and equipment          6,948          6,821
             Amortization of other assets                           5,040          4,984
             Gain on sale of assets                                                   (8)
             Changes in assets and liabilities:
                Accounts receivable                                  (282)        (3,451)
                Inventories                                        (1,709)        (6,624)
                Prepaid assets                                     (1,466)        (2,235)
                Accounts payable                                   (6,523)         5,915
                Accrued expenses                                    9,307          3,289
                                                                  -------       --------

                       Total adjustments                           11,315          8,691
                                                                  -------       --------

                       Net cash provided by operating
                       activities                                  26,722         20,260

       Cash flows from investing activities:
          Cash paid for acquisition, net of cash acquired          (2,542)
          Additions to property, plant and equipment               (6,350)        (8,052)
          Proceeds from sale of property, plant and
             equipment                                                 75            280
                                                                  -------       --------

                       Net cash used in investing
                       activities                                  (8,817)        (7,772)

       Cash flows from financing activities:
          Payment of long-term debt                               (10,904)       (14,704)
          Proceeds from borrowings under credit agreement           5,000
          Purchase of senior notes                                 (5,000)
                                                                  -------       --------

                       Net cash used in financing
                       activities                                 (10,904)       (14,704)
                                                                  -------       --------

       Net increase in cash and cash equivalents                    7,001         (2,216)

       Cash and cash equivalents at beginning of year               7,769         16,930
                                                                  -------       --------

       Cash and cash equivalents at end of period                $ 14,770       $ 14,714
                                                                 ========       ========



                DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                    Unaudited
                               September 30, 1995


     1.   GENERAL
          -------

          The accompanying consolidated balance sheets of Dr Pepper Bottling Holdings, Inc. ("Holdings") and its wholly owned subsidiary, Dr Pepper Bottling Company of Texas (the "Company" or "Subsidiary"), and of Dr Pepper Bottling Company of Texas as of September 30, 1995, and December 31, 1994, the related consolidated condensed statements of operations for the three months and nine months ended September 30, 1995 and 1994, the related consolidated condensed statements of stockholders' deficit for the nine months ended September 30, 1995, and the related consolidated condensed statements of cash flows for the nine months ended September 30, 1995 and 1994 are unaudited but, in the opinion of the Company and Holdings, reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Such financial statements are for interim periods and do not include all detail normally provided in annual financial statements and should be read in conjunction with the financial statements of the Company and Holdings, and notes thereto, included in the Prospectus of the Company and Holdings, dated May 9, 1995, relating to the Company's 10
          1/4% Senior Notes due 2000 (the "Senior Notes") and Holdings' 11 5/8% Senior Discount Notes due 2003 (the "Discount Notes"), filed with the Securities and Exchange Commission (File Nos. 33-56292 and 33-56292-01, respectively) (the "Prospectus").

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

          On June 15, 1995, the Company acquired Big Red Distributing, Inc. for $2.5 million in cash.

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

     7.   LONG-TERM DEBT
          --------------

          Long-term debt at September, 30, 1995 and December 31, 1994 is summarized as follows:


                                                   (In thousands)
                                                Sept. 30,   Dec. 31,
                                                   1995       1994
                                                ---------- ----------


      Facility A borrowing under 1993
        Bank Credit Agreement                    $ 57,663   $ 68,069

      Facility B borrowing under 1993
        Bank Credit Agreement                       5,000

      Sale/leaseback borrowings,
        due in monthly installments
        of $333,167 through June 2014              26,761     27,019
      Capital lease obligations                                    4
      Senior notes,
        due February 15, 2000                     112,000    117,000
      Discount notes,
        due February 15, 2003                      95,607     87,838
      Covenant not to compete;
        liability at present value
        of payments                                 1,381      1,617
                                                 --------   --------

                                                 $298,412   $301,547

      Less current portion                         15,792     14,448
                                                 --------   --------

                                                 $282,620   $287,099
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

          During 1994, the Company purchased $8.0 million aggregate principal amount of its outstanding Senior Notes at an aggregate purchase price of $8.2 million. The purchase price was funded from cash on hand. In January 1995 the Company used the revolving line of credit facility to purchase an additional $5.0 million of its Senior Notes for $5.1 million.

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

     12.  DEPRECIATION EXPENSES
          ---------------------

          Depreciation expenses included in cost of goods sold and in administrative and general expenses are as follows:


                                (In thousands)       (In thousands)
                               Three Mos. Ended     Nine Mos. Ended
                              ------------------  ------------------

                              Sept. 30, Sept. 30, Sept. 30,  Sept. 30,
                                1995      1994       1995      1994
                              --------  --------  --------   --------


      Cost of sales            $  837     $  878    $2,569    $2,573
      Administrative and
        general expenses        1,510      1,440     4,379     4,248
                               ------     ------    ------    ------

      Total depreciation       $2,347     $2,318    $6,948    $6,821
                               ======     ======    ======    ======



     13.  CHANGE IN ACCOUNTING PRINCIPLES - ACCOUNTING FOR INCOME TAXES
          -------------------------------------------------------------
          (DOLLAR AMOUNTS IN THOUSANDS)
          -----------------------------

          Under the asset and liability method of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". (Statement 109), deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

          Income tax expense attributable to income from continuing operations was $140 for the year ended December 31, 1994, and differed from the amount computed by applying the U.S. federal income tax rate of 34 percent to pretax income from continuing operations as a result of the following:


                                                              1994
                                                           ----------


           Computed "expected tax expense                    $   997
           Changes in income taxes resulting from
                utilization of net operating loss             (1,340)
                carry-forward
           Amortization of goodwill                               65
           Alternative minimum tax                               140
           Other                                                 178
                                                             -------

                Total income tax expense                     $   140
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


                                         (In thousands)          (In thousands)
                                        Three Mos. Ended         Nine Mos. Ended
                                     ----------------------  ----------------------

                                      Sept. 30,   Sept. 30,  Sept. 30,   Sept. 30,
                                        1995        1994        1995        1994
                                     ----------  ---------   ---------  ----------


       Net income                      $ 2,309     $ 1,396    $ 7,415      $ 4,401
       Preferred stock dividends        (1,038)       (931)    (3,032)      (2,720)
       Accretion of preferred stock        (48)        (47)      (143)        (142)
                                       -------     -------    -------      -------

                                       $ 1,223     $   418    $ 4,240      $ 1,539
       Common shares outstanding        13,642      13,642     13,642       13,642
       Net income per common share     $   .09     $   .03    $   .31      $   .11
                                       =======     =======    =======      =======



                DR PEPPER BOTTLING HOLDINGS, INC. AND SUBSIDIARY

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                               September 30, 1995


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

     RESULTS OF OPERATIONS   --    THREE MONTHS ENDED SEPTEMBER 30, 1995
     ---------------------         -------------------------------------
                                   COMPARED TO THREE MONTHS ENDED
                                   ------------------------------
                                   SEPTEMBER 30, 1994
                                   ------------------

     Net sales, excluding contract net sales, for the three months ended September 30, 1995 increased to $95.6 million compared to $85.0 million for the same period in 1994. The increase was due to a 4.8% increase in franchise case sales, with above average growth of Arizona Iced Tea (added during 1994) and above average growth in Dr Pepper, Country Time, Sunkist and Evian. Contract net sales for the three months ended September 30, 1995 decreased 2.8% from the same period in 1994 due to a decrease in both regular contract sales and private label contract sales. As a result of the foregoing, net sales for the three months ended September 30, 1995 increased 11.4% to $101.6 million compared to $91.2 million for the same period in 1994.

     Cost of sales for the three months ended September 30, 1995 increased to $67.5 million compared to $60.0 million for the same period in 1994. The increase was due primarily to an increase in franchise case sales as well as increases in the prices paid by the Company for certain raw materials, primarily concentrate, cans, and plastic bottles. These increased costs were partially offset by reduced cost of sweetener. As a percentage of net sales, cost of sales for the three months ended September 30, 1995 increased to 66.4% from 65.8% for the same period in 1994.

     Marketing expenses for the three months ended September 30, 1995 were $2.5 million, compared to $1.9 million for the same period in 1994. Marketing expenses represented approximately 2% of net sales in each period.

     Administrative and general expenses for the three months ended September 30, 1995 increased to $18.3 million compared to $16.9 million for the same period in 1994. The increase was due primarily to an increase of $.8 million in labor and employee benefit expenses, an increase of $.1 million in auto insurance, an increase of $.1 million in full service commissions, an increase of $.1 million in breakage and shrinkage, an increase of $.1 million in pallet expense and an increase of $.2 million in other expenses. Depreciation expense for the three months ended September 30, 1995 was $1.5 million, an increase of $.1 million from the same period in 1994. Amortization of intangible assets for the three months ended September 30, 1995 increased to $1.4 million, compared to $1.3 million for the same period in 1994.

     As a result of the above factors, operating profit for the three months ended September 30, 1995 increased to $10.4 million, or 10.3% of net sales, compared to $9.7 million, or 10.6% of net sales, for the same period in 1994.

     Interest expense for the Company for the three months ended September 30, 1995 decreased to $5.2 million from $5.6 million for the same period in 1994 due to reduction of debt.

     Amortization of the Company's deferred debt issuance costs for the three months ended September 30, 1995 was $.3 million, unchanged from the same period in 1994.

     As a result of the above factors, the Company's income before provision for income taxes for the three months ended September 30, 1995 was $5.1 million, compared to income of $3.9 million for the same period in 1994. The provision for income taxes increased to $64,000 from $35,000 for the same period in 1994. Net income of the Company for the three months ended September 30, 1995 was $5.0 million compared to net income of $3.9 million for the same period in 1994.

     Interest expense (including bond accretion on the Discount Notes) for Holdings for the three months ended September 30, 1995 was $7.8 million, compared to $7.9 million for the same period in 1994.

     Holdings' amortization of deferred debt issuance costs for the three months ended September 30, 1995 was $.4 million, unchanged from the same period in 1994.

     As a result of the above factors, Holdings generated a net income after provision for income taxes of $2.3 million for the three months ended September 30, 1995 compared to an income of $1.4 million for the same period in 1994.

     RESULTS OF OPERATIONS   --    NINE MONTHS ENDED SEPTEMBER 30, 1995
     ---------------------         ------------------------------------
                                   COMPARED TO NINE MONTHS ENDED
                                   -----------------------------
                                   SEPTEMBER 30, 1994
                                   ------------------

     Net sales, excluding contract net sales, for the nine months ended September 30, 1995 increased to $262.2 million compared to $233.3 million for the same period in 1994. The increase was due to a 5.0% increase in franchise case sales, with above average growth of Arizona Iced Tea (added during 1994) and above average growth of Dr Pepper, Country Time, Sunkist and Evian. Contract net sales for the nine months ended September 30, 1995 decreased 9.0% from the same period in 1994 due to a decrease in both regular contract sales and private label contract sales. As a result of the foregoing, net sales for the nine months ended September 30, 1995 increased 10.8% to $279.2 million compared to $252.0 million for the same period in 1994.

     Cost of sales for the nine months ended September 30, 1995 increased to $180.8 million compared to $161.2 million for the same period in 1994. The increase was due primarily to an increase in franchise case sales as well as increases in the prices paid by the Company for certain raw materials, primarily concentrate, cans, and plastic bottles. These increased costs were partially offset by reduced cost of sweetener. As a percentage of net sales, cost of sales for the nine months ended September 30, 1995 increased to 64.7% from 64.0% for the same period in 1994.

     Marketing expenses for the nine months ended September 30, 1995 were $6.6 million, compared to $5.4 million for the same period in 1994. Marketing expenses represented approximately 2% of net sales in each period.

     Administrative and general expenses for the nine months ended September 30, 1995 increased to $51.4 million compared to $48.0 million for the same period in 1994. The increase was due primarily to an increase of $1.5 million in labor and employee benefit expenses, an increase of $.2 million in fleet expenses under a full service lease arrangement, an increase of $.2 million in auto insurance, an increase of $.3 million in full service commissions, an increase of $.3 million in breakage and shrinkage, an increase of $.2 million in pallet expense, an increase of $.1 million in materials and supplies, an increase of $.3 million in other expenses and a reduction of $.3 million in miscellaneous credits. Depreciation expense for the nine months ended September 30, 1995 was $4.4 million, an increase of $.2 million from the same period in 1994. Amortization of intangible assets for the nine months ended September 30, 1995 was $4.0 million, an increase of $.1 million from the same period in 1994.

     As a result of the above factors, operating profit for the nine months ended September 30, 1995 increased to $32.0 million, or 11.5% of net sales, compared to $29.2 million, or 11.6% of net sales, for the same period in 1994.

     Interest expense for the Company for the nine months ended September 30, 1995 decreased to $15.8 million from $16.7 million for the same period in 1994 due to reduction of debt.

     Amortization of the Company's deferred debt issuance costs for the nine months ended September 30, 1995 was $1.0 million, unchanged from the same period in 1994.

     As a result of the above factors, the Company's income before provision for income taxes for the nine months ended September 30, 1995 was $15.6 million, compared to income of $11.7 million for the same period in 1994. The provision for income taxes increased to $.2 million from $.1 million for the same period in 1994. Net income of the Company for the nine months ended September 30, 1995 was $15.4 million compared to net income of $11.6 million for the same period in 1994.

     Interest expense (including bond accretion on the Discount Notes) for Holdings for the nine months ended September 30, 1995 was $23.6 million, a decrease of $.1 million from the same period in 1994.

     Holdings' amortization of deferred debt issuance costs for the nine months ended September 30, 1995 was $1.3 million, unchanged from the same period in 1994.

     As a result of the above factors, Holdings generated a net income $7.4 million after provision of income taxes for the nine months ended September 30, 1995 compared to an income of $4.4 million for the same period in 1994.


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

     The Company remains highly leveraged following the consummation of the transactions contemplated by the Recapitalization Plan. The Company's principal use of funds in the future will be the payment of principal and interest under the 1993 Bank Credit Agreement and the Senior Notes. As of September 30, 1995, approximately $57.7 million was outstanding under the term loan facility of the 1993 Bank Credit Agreement. The Company will be required to repay the principal under such term loan facility as follows: $3.4 million during the last three months of 1995, $15.5 million in 1996, $17.2 million in each of 1997 and 1998 and $4.3 million in 1999, subject to reduction for mandatory and optional prepayments. In addition, the Company will be required to further retire the principal amount outstanding under the 1993 Bank Credit Agreement with Excess Cash Flow (as defined in the 1993 Bank Credit Agreement). It is expected that the Company's primary sources of financing for its future business activities will be funds from operations, together with additional borrowings under the revolving line of credit facility of the 1993 Bank Credit Agreement. Such revolving line of credit facility provides for revolving loans in an aggregate amount of up to $25 million with a $5 million sublimit for the issuance of letters of credit. The revolving line of credit facility of the 1993 Bank Credit Agreement will mature in 1999. During 1994, the Company purchased $8.0 million aggregate principal amount of its outstanding Senior Notes at an aggregate purchase price of $8.1 million. The purchase price was funded from cash on hand. In January 1995 the company used its revolving line of credit to purchase an additional $5.0 million of its Senior Notes for $5.1 million.

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

     The Company had negative working capital of $3.5 million at September 30, 1995 compared to negative working capital of $9.8 million at December 31, 1994.

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

                                     PART II

                                OTHER INFORMATION

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits

                    None.

               (b)  Reports on Form 8-K

                    No reports on Form 8-K were filed for the three months ended September 30, 1995.

                                    SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DR PEPPER BOTTLING HOLDINGS, INC.



     Date:  November 14, 1995                 /s/ Jim L. Turner
           -------------------              -------------------------------
                                            Jim L. Turner
                                            Chairman of the Board/President



     Date:  November 14, 1995                 /s/ C. Marvin Montgomery
           -------------------              ------------------------------
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


                                   DR PEPPER BOTTLING COMPANY OF TEXAS



     Date:  November 14, 1995                 /s/ Jim L. Turner
           -------------------              ------------------------------
                                            Jim L. Turner
                                            Chairman of the Board/President



     Date:  November 14, 1995                 /s/ C. Marvin Montgomery
           -------------------              ------------------------------
                                            C. Marvin Montgomery
                                            Vice President - Finance and
                                            Chief Financial Officer